Form 10-K
period 1993-12-31
CHRIS CRAFT INDUSTRIES INC
filed 1994-03-31
CIK 20067

			   SECURITIES AND EXCHANGE COMMISSION
				 Washington, D.C. 20549


				       FORM 10-K
(Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
		       For the fiscal year ended December 31, 1993
					   OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
	      For the transition period from               to


                    Commission file number 1-2999

     	       		      CHRIS-CRAFT INDUSTRIES, INC.
      		 (Exact name of registrant as specified in its charter)

     Delaware                                                   94-1461226
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

767 Fifth Avenue, New York, New York                                10153
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code: (212) 421-0200

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
Title of each class                                   which registered

Prior Preferred Stock                             New York Stock Exchange, Inc.
  $1 cumulative dividend                          Pacific Stock Exchange, Inc.

Convertible Preferred Stock                       New York Stock Exchange, Inc.
  $1.40 cumulative dividend                       Pacific Stock Exchange, Inc.

Common Stock, $.50 par value                      New York Stock Exchange, Inc.
                                          						  Pacific Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

			  Class B Common Stock, $.50 par value
				    (Title of class)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       The aggregate market value of the voting stock held by non-affiliates of the registrant, as of February 28, 1994, was approximately $924,000,000.

       As of February 28, 1994, there were 20,180,497 shares of the registrant's Common Stock and 7,361,797 shares of the registrant's Class B Common Stock outstanding.


	       DOCUMENTS INCORPORATED BY REFERENCE

	       The documents incorporated by reference into this Form 10-K and the Parts hereof into which such documents are incorporated are listed below:

	  Document                        Part
Those portions of the                     I, II
registrant's annual
report to stockholders
for the fiscal year ended
December 31, 1993 (the
"Annual Report") that are
specifically identified
herein as incorporated by
reference into this Form
10-K.

Those portions of the                     III
registrant's proxy
statement for the
registrant's 1994 Annual
Meeting (the "Proxy
Statement") that are
specifically identified
herein as incorporated by
reference into this Form
10-K.

			     PART I

ITEM 1. BUSINESS.

			     General

       Chris-Craft Industries, Inc. ("Chris-Craft"), the registrant, was organized in Delaware in 1928 and adopted its present name in 1962. Chris-Craft's principal business is television broadcasting, conducted through its majority owned
(71.8% at February 28, 1994) subsidiary, BHC Communications,
Inc. ("BHC"), which owns 100% of Chris-Craft Television, Inc.
("CCTV"), 100% of Pinelands, Inc. ("Pinelands") and, as of
February 28, 1994, 54.3% of United Television, Inc. ("UTV").

       At February 28, 1994, Chris-Craft (including UTV) had
1,180 full-time employees and 97 part-time employees.

       The information appearing in the Annual Report under the caption INDUSTRY SEGMENT INFORMATION is incorporated herein by reference.

		     Television Division

       BHC operates six very high frequency ("VHF") television stations and two ultra high frequency ("UHF") television stations, together constituting Chris-Craft's Television
Division.  Commercial television broadcasting in the United
States is conducted on 68 channels numbered 2 through 69.
Channels 2 through 13 are in the VHF band, and channels 14 through 69 are in the UHF band. In general, UHF stations are at a disadvantage relative to VHF stations, because UHF frequencies are more difficult for households to receive.
This disadvantage is eliminated when a viewer receives the UHF station through a cable system.

       Commercial broadcast television stations may be either affiliated with one of the three national networks (ABC, NBC and CBS) or may be independent. In addition, Fox Broadcasting
Company ("Fox") has established itself as a national network by entering into affiliation agreements with independent stations in many television markets. Chris-Craft, through BHC, is organizing, in partnership with Paramount
Communications, Inc., an additional network, The Paramount
Network, which currently plans to commence broadcasting in January 1995. There can be no assurance that the network will be viable. Moreover, Chris-Craft knows of one other effort to establish a network, and it is considered unlikely that two additional networks will be viable.

       The following table sets forth certain information with respect to BHC's stations and their respective markets:

						     Total
						   Commercial
			    DMA TV                 Stations      Commercial
Station and                 House-        DMA     Operating in   Cable
Location(a)       Channel   holds(b)      Rank(b)  Market(c)     Penetration(d)

KCOP
 Los Angeles        13      5,006,380      2nd      7VHF           59%
						   10UHF

KPTV
 Portland           12        890,120     27th      4VHF           57%
						    2UHF

WWOR(e)
 Secaucus            9      6,692,370      1st      6VHF           64%
						   14UHF

KMSP
 Minneapolis/        9      1,389,420     14th      4VHF           47%
 St. Paul                                           3UHF

KTVX
 Salt Lake City      4        616,720     38th      4VHF           51%
						    2UHF

KMOL
 San Antonio         4        610,660     40th      3VHF           63%
						    3UHF

KBHK
 San Francisco      44      2,253,220      5th      4VHF           67%
						   10UHF
KUTP
 Phoenix            45      1,097,480     20th      4VHF           53%
                                                    4UHF
_________________
(a) KCOP and KPTV are owned by CCTV; WWOR is owned by Pinelands; the remaining stations are owned by UTV. All stations are independent, except for KTVX, an ABC affiliate, and KMOL, an NBC affiliate.

(b) Designated Market Area ("DMA") is an exclusive geographic area consisting of all counties in which the home-market commercial stations received a preponderance of total viewing hours. The ranking shown is the nationwide rank, in terms of television households in DMA, of the market served by the station. Source: Nielsen Media Research television households universe estimates.

(c) Additional channels have been allocated by the Federal Communications Commission ("FCC") for activation as commercial television stations in certain of these markets. Also, additional stations may be located within the respective DMAs of BHC stations but outside the greater metropolitan television markets in which BHC stations operate.

(d) Cable penetration refers to the percentage of DMA television viewing households receiving cable television service, as estimated by Nielsen Media Research.

(e) WWOR broadcasts across a tri-state area including the entire New York City metropolitan area. Its broadcast signal is also carried as a "superstation" on numerous cable television systems throughout the United States.

       Television stations derive their revenues primarily from selling advertising time. The television advertising sales market consists primarily of national network advertising, national spot advertising and local spot advertising. An advertiser wishing to reach a nationwide audience usually purchases advertising time directly from the national networks, from "superstations" (i.e., broadcast stations carried by cable operators in areas outside their broadcast coverage area) or from "unwired" networks (groups of otherwise unrelated stations whose advertising time is combined for national sale). A national advertiser wishing to reach a particular regional or local audience usually buys advertising time from local stations through national advertising sales representative firms having contractual arrangements with local stations to solicit such advertising. Local businesses generally purchase advertising from the stations' local sales staffs.

       Television stations compete for television advertising revenue primarily with other television stations serving the same DMA. There are 211 DMAs in the United States. DMAs are ranked annually by the estimated number of households owning a television set within the DMA. Advertising rates that a television station can command vary in part with the size, in terms of television households, of the DMA served by the station.

       Within a DMA, the relative advertising rates charged by competing stations depend primarily on three factors: the stations' program ratings (number of television households or persons within those households tuned to a program as a percentage of total television households or persons within those households in the viewing area); the time of day the advertising will run; and the demographic qualities of a program's viewers (primarily age and sex). Ratings data for television markets are measured by A.C. Nielsen Co. ("Nielsen"). This rating service uses two terms to quantify a station's audience: rating points and share points. A rating point represents one percent of all television households in the entire DMA, and a share point represents one percent of all television households within the DMA actually using at least one television set at the time of measurement.

       Because the major networks regularly provide first-run programming during prime time viewing hours (in general, 8:00 P.M. to 11:00 P.M. Eastern time), their affiliates generally (but do not always) achieve higher audience shares during those hours than independent stations. However, independent stations generally have substantially more advertising time ("inventory") for sale than network affiliates, because the networks use almost all of their affiliates' inventory during network shows. Independent stations' smaller audiences and greater inventory during prime time hours generally result in lower advertising rates charged and more advertising time sold during those hours, whereas affiliates' larger audiences and limited inventory generally allow affiliates to charge higher advertising rates for prime time programming. By selling more advertising time, an independent station typically achieves a share of advertising revenues in its market greater than its audience ratings. On the other hand, because a nonaffiliated station broadcasts more syndicated programming than a network-affiliated station, total programming costs for an independent station are generally higher than those of a network affiliate in the same market.

       Programming

       BHC's independent stations depend heavily on independent third parties for programming, as do BHC's network affiliates for their non-network broadcasts. Recognizing the need to have a more direct influence on the quality of programming available to its stations, and desiring to participate in potential profits through national syndication of programming, BHC has begun to invest directly in the development of original programming. The aggregate amount invested through December 31, 1993 was not significant to BHC's financial position. BHC's independent stations currently expect to broadcast, as affiliates of The Paramount Network, four hours of original prime time programming over two nights per week, beginning in January 1995. BHC's television stations also produce programming directed to meet the needs and interests of the area served, such as local news and events, public affairs programming, children's programming and sports.

       Programs obtained from independent sources consist principally of syndicated television shows, many of which have been shown previously on a network, and syndicated feature films, which were either made for network television or have been exhibited previously in motion picture theatres (most of which films have been shown previously on network and cable television). Syndicated programs are sold to individual stations to be broadcast one or more times. Independent television stations generally have large numbers of syndi-cation contracts; each contract is a license for a particular series or program that usually prohibits licensing the same programming to other television stations in the same market.
A single syndication source may provide a number of different series or programs.

       Licenses for syndicated programs are often offered for cash sale (i.e., without any barter element) to stations; however, some are offered on a barter or cash plus barter basis. In the case of a cash sale, the station purchases the right to broadcast the program, or a series of programs, and sells advertising time during the broadcast. The cash price of such programming varies, depending on the perceived desirability of the program and whether it comes with commercials that must be broadcast (i.e., on a cash plus barter basis). Bartered programming is offered to stations without charge, but comes with a greater number of commercials that must be broadcast, and therefore with less time available for sale by the station. Recently, the amount of bartered and cash plus barter programming broadcast both industry-wide and by BHC's stations has increased substantially.

       BHC television stations are frequently required to make substantial financial commitments to obtain syndicated pro-gramming while such programming is still being broadcast by a network and before it is available for broadcast by BHC stations or before it has been produced. Generally, syndication contracts require the station to acquire an entire program series, before the number of episodes of original showings that will be produced has been determined. While analyses of network audiences are used in estimating the value and potential profitability of such programming, there is no assurance that a successful network program will continue to be successful or profitable when broadcast after network airing.

       For many years, the FCC has restricted the ability of television networks to acquire financial interests in the production of television shows by independent sources, or to participate in the syndication of television programs, either on a first-run or an off-network basis. These rules were based in part on concern that networks engaged in syndication would have economic incentives to discriminate against independent stations (such as those owned by BHC) in making programs available in the syndication market, either by warehousing them or favoring the network's owned or affiliated stations. Late in 1992, the United States Court of Appeals for the Seventh Circuit remanded the rules to the FCC with instructions to revisit the need for them. In 1993, the FCC adopted new rules which allow networks to acquire financial interests and passive syndication rights in off-network programs, but bar them from actively syndicating such programs in the United States or delaying the entry into syndication of any long-running prime time network-owned series beyond the fourth year after its network debut. The new rules also bar networks from acquiring domestic financial interests or syndication rights in first-run programs unless the network is the sole producer of the program and prohibit networks from active domestic syndication of all first-run programs. However, these rules are scheduled to expire in November 1995, unless the FCC issues an order to the contrary. A number of petitions for review of these new regulations have been filed, which have been consolidated and transferred to the Seventh Circuit, where they remain pending. Chris-Craft cannot predict the outcome of the proceedings in court or before the FCC.

       Pursuant to generally accepted accounting principles, commitments for programming not available for broadcast are not recorded as liabilities until the programming becomes available for broadcast, at which time the related contract right is also recorded as an asset. BHC television stations had prepaid broadcast rights, unamortized film contract rights for programming available for telecasting and deposits on film contracts for programming not available for telecasting aggregating $186,079,000 as of December 31, 1993. The stations were committed for film and sports rights contracts aggregating $117,900,000 for programming not available for broadcasting as of that date. License periods for particular programs or films generally run from one to five years. Long-term contracts for the broadcast of syndicated television series generally provide for an initial telecast and subsequent reruns for a period of years, with full payment to be made by the station over a period of time shorter than the rerun period. See Notes 1(C) and 10 of Notes to Consolidated Financial Statements.

       KTVX and KMOL are primary affiliates of their respective networks. Network programs are produced either by the net-works themselves or by independent production companies and are transmitted by the networks to their affiliated stations for broadcast.

       In general, network primary affiliation agreements are automatically renewed for two-year periods, unless advance written notice of termination is given by either the affiliate or the network. The agreement gives the affiliate the right to broadcast all programs transmitted by the network. The affiliate must run in its entirety, together with all network commercials, any network programming the affiliate elects to broadcast and is allowed to broadcast a limited number of commercials it has sold. For each hour of programming broad-cast by the affiliate, the network generally pays the affili-ate a fee, specified in the agreement (although subject to change by the network), which varies in amount depending on the time of day during which the program is broadcast and other factors. Prime time programming generally earns the highest fee. A network may, and sometimes does, designate certain programs to be provided with no compensation to the station.

       An affiliate may accept or reject a program offered by a network and instead broadcast programming from another source.
Rejection of a program gives the network the right to offer that program to another station in the area.

       Sources of Revenue

       The principal source of revenues for BHC stations is the sale of advertising time to national and local advertisers. Such time sales are represented by spot announcements pur-chased to run between programs and program segments and by program sponsorship. The relative contributions of national and local advertising to BHC's gross revenues vary from time to time. During the year ended December 31, 1993, national advertising contributed 32%, and local advertising contributed 57%, of total gross revenues. Most advertising contracts are short-term. Like that of the television broadcasting business, generally, BHC's television business is seasonal.
In terms of revenues, generally the fourth quarter is strongest, followed by the second, third and first.

       Advertising is generally placed with BHC stations through advertising agencies, which are allowed a commission generally equal to 15% of the price of advertising placed. National advertising time is usually sold through an independent national sales representative, which also receives a commission, while local advertising time is sold by each station's sales staff. Practices with respect to sale of advertising time do not differ markedly between BHC's network and non-network stations, although the network-affiliated stations have less inventory to sell.


       Government Regulation

       Television broadcasting operations are subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act empowers the FCC, among other things, to issue, revoke or modify broadcast licenses, to assign frequencies, to determine the locations of stations, to regulate the broadcasting equip-ment used by stations, to establish areas to be served, to adopt such regulations as may be necessary to carry out the provisions of the Communications Act and to impose certain penalties for violation of its regulations. BHC television stations are subject to a wide range of technical, reporting and operational requirements imposed by the Communications Act or by FCC rules and policies.

       The Communications Act provides that a license may be granted to any applicant if the public interest, convenience and necessity will be served thereby, subject to certain limitations, including the requirement that the FCC allocate licenses, frequencies, hours of operation and power in a manner that will provide a fair, efficient and equitable distribution of service throughout the United States. Television licenses generally are issued for five-year terms. Upon application, and in the absence of a conflicting application that would require the FCC to hold a hearing, or adverse questions as to the licensee's qualifications, television licenses have usually been renewed for additional terms without a hearing by the FCC. An existing license automatically continues in effect once a timely renewal application has been filed until a final FCC decision is issued.

       KMSP's license renewal was granted on April 15, 1993, and is due to expire on April 1, 1998. KTVX's license renewal was granted on September 29, 1993, and is due to expire on October 1, 1998. KMOL's license renewal application is currently pending, subject to two petitions challenging the station's compliance with FCC requirements concerning equal employment opportunity; UTV has vigorously opposed the petitions, and believes that they are without merit. KUTP, KCOP, KBHK, and KPTV have each filed timely renewal applications, which are pending. No petitions to deny any of those applications have been filed, no competing applications have been filed, and the deadlines for filing such petitions and competing applications have all expired. Pursuant to FCC requirements, each station's application has reported instances in which the station has exceeded the commercial limits applicable to children's programs. In the case of KBHK, these instances have been substantial, and the FCC has recently granted renewals, in such cases, subject to forfeitures of as much as $80,000. WWOR's license renewal was granted on January 22, 1992 and expires on June 1, 1994. A renewal application was timely filed on January 31, 1994. The deadline for filing petitions to deny or competing applications against that application has not yet expired.

       Under existing FCC regulations governing multiple ownership of broadcast stations, a license to operate a tele-vision station generally will not be granted to any party (or parties under common control) if such party directly or in-directly owns, operates, controls or has an attributable interest in another television or radio station serving the same market or area. The FCC, however, is favorably disposed to grant waivers of this rule for radio station-television station combinations in the top 25 television markets, in which there will be at least 30 separately owned, operated and controlled broadcast licenses, and in certain other circumstances.

       FCC regulations further provide that a broadcast license will not be granted if that grant would result in a concentra-tion of control of radio and television broadcasting in a manner inconsistent with the public interest, convenience or necessity. FCC rules generally deem such concentration of control to exist if any party, or any of its officers, directors or stockholders, directly or indirectly, owns, operates, controls or has an attributable interest in more than 12 television stations, or in television stations capable of reaching, in the aggregate, a maximum of 25% of the national audience. This percentage is determined by the DMA market rankings of the percentage of the nation's television households considered within each market. Because of certain limitations of the UHF signal, however, the FCC will attribute only 50% of a market's DMA reach to owners of UHF stations for the purpose of calculating the audience reach limits.
Applying the 50% reach attribution rule to UHF stations KBHK and KUTP, the eight BHC stations are deemed to reach approximately 18% of the nation's television households.
To facilitate minority group participation in radio and television broadcasting, the FCC will allow entities with attributable ownership interests in stations controlled by minority group members to exceed the ownership limits.

       The FCC's multiple ownership rules require the at-tribution of the licenses held by a broadcasting company to its officers, directors and certain of its stockholders, so there would ordinarily be a violation of FCC regulations where an officer, director or such a stockholder and a television broadcasting company together hold interests in more than the permitted number of stations or more than one station that serves the same area. In the case of a corporation controlling or operating television stations, such as Chris-Craft, there is attribution only to stockholders who own 5% or more of the voting stock, except for institutional investors, including mutual funds, insurance companies and banks acting in a fiduciary capacity, which may own up to 10% of the voting stock without being subject to such attribution, provided that such entities exercise no control over the management or policies of the broadcasting company.

       The Communications Act and FCC regulations prohibit the holder of an attributable interest in a television station from having an attributable interest in a cable television system located within the predicted coverage area of that station. FCC regulations also prohibit the holder of an attributable interest in a television station from having an attributable interest in a daily newspaper located within the predicted coverage area of that station.

       The Communications Act limits the amount of capital stock that aliens may own in a television station licensee or any corporation directly or indirectly controlling such licensee.
No more than 20% of a licensee's capital stock and, if the FCC so determines, no more than 25% of the capital stock of a company controlling a licensee, may be owned or voted by aliens or their representatives. Should alien ownership exceed this limit, the FCC may revoke or refuse to grant or renew a television station license or approve the assignment or transfer of such license. Chris-Craft believes the ownership of its stock by aliens to be below the applicable limit.

       The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a licensee without the prior approval of the FCC. Legislation was introduced in the past that would impose a transfer fee on sales of broadcast properties. Although that legislation was not adopted, similar proposals, or a general spectrum licensing fee, may be advanced and adopted in the future. Recent legislation has imposed annual regulatory fees applicable to BHC's stations, currently ranging as high as $18,000 per station.

       The foregoing does not purport to be a complete summary of all the provisions of the Communications Act or regulations and policies of the FCC thereunder. Reference is made to the Communications Act, such regulations and the public notices promulgated by the FCC for further information.

       Other Federal agencies, including principally the Federal Trade Commission, also impose a variety of requirements that affect the business and operations of broadcast stations. Proposals for additional or revised requirements are considered by the FCC, other Federal agencies or Congress from time to time. Chris-Craft cannot predict what new or revised Federal requirements may result from such consideration or what impact, if any, such requirements might have upon the operation of BHC television stations.

       Competition

       BHC television stations compete for advertising revenue in their respective markets, primarily with other broadcast television stations and cable television channels, and compete with other advertising media, as well. Such competition is intense.

       In addition to programming, management ability and experience, technical factors and television network affiliations are important in determining competitive position. Competitive success of a television station depends primarily on public response to the programs broadcast by the station in relation to competing entertainment, and the results of this competition affect the advertising revenues earned by the station from the sale of advertising time.

       Audience ratings provided by Nielsen have a direct bearing on the competitive position of television stations.
In general, network programs achieve higher ratings than independent station programs.

       There are at least five other commercial television stations in each market served by a BHC station. Chris-Craft believes that the three VHF network-affiliated stations and the two other independent VHF stations in New York City generally attract a larger viewing audience than does WWOR, and that WWOR generally attracts a viewing audience larger than the audience attracted by the UHF stations in the New York City market. In Los Angeles, the three VHF network-affiliated stations and two independent VHF stations generally attract a larger viewing audience than does KCOP, and KCOP generally attracts a viewing audience approximately the same size as the audiences attracted by the other independent VHF station but larger than the ten UHF stations in Los Angeles.

In Portland, the three VHF network-affiliated stations generally attract a larger audience than does KPTV, which generally attracts a larger audience than the other independent stations, both of which are UHF stations. Chris-Craft believes that, in Minneapolis/St. Paul, KMSP generally attracts a smaller viewing audience than the three VHF net-work-affiliated stations, but a larger viewing audience than the other independent stations, all of which are UHF stations. In Salt Lake City, KTVX generally ranks first of the six television stations in terms of audience share. In San Antonio, KMOL ranks third of the six stations in terms of audience share. KBHK generally ranks fifth in terms of audience share, behind the one independent and three network-affiliated VHF television stations, of the 14 commercial television stations in San Francisco. KUTP ranks sixth in terms of audience share, of the eight commercial stations in the Phoenix market.

       BHC stations may face increased competition in the future from additional television stations that may enter their respective markets. See note (c) to the table under Television Division.

       Cable television has become a major competitor of television broadcasting stations. Because cable television systems operate in each market served by a BHC station, the stations are affected by rules governing cable operations. If a station is not widely accessible by cable in those markets having strong cable penetration, it may lose effective access to a significant portion of the local audience. Even if a television station is carried on a local cable system, an unfavorable channel position on the cable system may adversely affect the station's audience ratings and, in some circumstances, a television set's ability to receive the station being carried on an unfavorable channel position.
Some cable system operators may be inclined to place broadcast stations in unfavorable channel locations.

       FCC regulations requiring cable television stations to carry or reserve channels for retransmission of local broadcast signals have twice been invalidated in Federal court. In October 1992, Congress enacted legislation designed to provide television broadcast stations the right to be carried on cable television stations (and to be carried on specific cable channel positions), or (at the broadcaster's election) to prohibit cable carriage of the television broadcast station without its consent. This legislation is currently being challenged in the United States Supreme Court, and Chris-Craft cannot predict the outcome. While Federal law now generally prohibits local telephone companies from providing video programming to subscribers in their service areas, this restriction has been invalidated by one federal district court and is currently being challenged in other federal courts; legislation eliminating or relaxing the law has been proposed.

       "Syndicated exclusivity" rules allow television stations to prevent local cable operators from importing distant television programming that duplicates syndicated programming in which local stations have acquired exclusive rights. In conjunction with these rules, network nonduplication rules protect the exclusivity of network broadcast programming within the local video marketplace. The FCC is also reviewing its "territorial exclusivity" rule, which limits the area in which a broadcaster can obtain exclusive rights to video programming. Chris-Craft believes that the competitive posi-tion of BHC stations would likely be enhanced by an expansion of broadcasters' permitted zones of exclusivity.

       Alternative technologies could increase competition in the areas served by BHC stations and, consequently, could adversely affect their profitability. Direct broadcast satellite ("DBS") systems and subscription television ("STV"), recognized as potential competitors a few years ago, have thus far failed to materialize as such. However, at least two DBS operators are scheduled to begin service in 1994. An additional challenge is now posed by multichannel multipoint distribution services ("MMDS"). Two four-channel MMDS licenses have been granted in most television markets. MMDS operation can provide commercial programming on a paid basis. A similar service can also be offered using the instructional television fixed service ("ITFS"). The FCC now allows the educational entities that hold ITFS licenses to lease their "excess" capacity for commercial purposes. The multichannel capacity of ITFS could be combined with either an existing single channel MDS or a new MMDS to increase the number of available channels offered by an individual operator. The emergence of home satellite dish antennas has also made it possible for individuals to receive a host of video programming options via satellite transmission.

       Technological developments in television transmission have created the possibility that one or more of the broadcast and nonbroadcast television media will provide enhanced or "high definition" pictures and sound to the public of a quality that is technically superior to that of the pictures and sound currently available. It is not yet clear when and to what extent technology of this kind will be available to the various television media; whether and how television broadcast stations will be able to avail themselves of these improvements; whether all television broadcast stations will be afforded sufficient spectrum to do so; what channels will be assigned to each of them to permit them to do so; whether viewing audiences will make choices among services upon the basis of such differences; or, if they would, whether significant additional expense would be required for television stations to provide such services. Many segments of the television industry are intensively studying enhanced and "high definition" television technology, and both Congress and the FCC have initiated proceedings and studies on its potential and its application to television service in the United States.

       The broadcasting industry is continuously faced with technological changes, competing entertainment and communica-tions media and governmental restrictions or actions of Fed-eral regulatory bodies, including the FCC. These technological changes may include the introduction of digital compression by cable systems that would significantly increase the number and availability of cable program services with which BHC stations compete for audience and revenue, the establishment of interactive video services, and the offering of multimedia services that include data networks and other computer technologies. Such factors have affected, and will continue to affect, the revenue growth and profitability of Chris-Craft.

			 Industrial Division

       Chris-Craft Industrial Products, Inc., the wholly owned subsidiary of Chris-Craft that constitutes its Industrial Division, is primarily engaged in manufacturing plastic flexible films and non-woven fiber products. These products are marketed as roll and cut stock as well as proprietary and private-label end products. The end products include plastic flexible films, water-soluble hospital laundry bags, fiber carpet underlay, and original equipment automotive non-woven sound control, insulation and barrier padding.

       Significant portions of the sales of the Industrial Divi-sion are to the original equipment automotive industry, health care facilities and floor covering marketers. Sales of par-ticular items may vary widely from year to year as spe-cifications, designs and other conditions change. The products of the Industrial Division are sold by it directly and by sales agents and distributors.

       Fiber pads sold to two automotive suppliers each accounted for 12.9% of the Division's 1993 sales revenues. Additionally, sales of plastic film to a large chemical manufacturer and to a health care customer equaled 5.4% and 4.2% of 1993 Division revenues, respectively. Sales to these accounts are generally made on the basis of competitive bid-ding on each item sold. Similar arrangements with these customers have prevailed for a number of years. The loss of these customers, unless their business was replaced by others, would have an adverse effect on the Industrial Division.

       On February 28, 1994, Chris-Craft Nonwovens, Inc. ("Nonwovens"), which manufactured non-woven materials for vinyl substrate in automotive, marine and decorative end uses, leased all of its equipment to an unaffiliated corporation which simultaneously assumed Nonwovens' lease on its Utica, New York facility. The new lessee purchased all of Nonwovens' inventory and hired its employees, in order to continue operation of the facility. The lessee agreed to purchase the equipment from Nonwovens prior to March 31, 1995, with the purchase obligation secured by an irrevocable letter of credit. Following the lease closing on February 28, 1994, Nonwovens ceased operations other than collection of outstanding accounts receivable.

       Plastic Flexible Films

       Chris-Craft's plastic flexible films are polyvinyl alcohol products that are water soluble at different temperatures. Chris-Craft's major use for such film is in the manufacture of water-soluble hospital laundry bags. The film is also used as water-soluble packaging for pre-measured amounts of chemical compounds. Management is aware of competition from two other domestic and several foreign producers of similar film.

       Another series of polyvinyl alcohol film is used as a release agent in connection with the fabrication of fiberglass-reinforced and other plastic products. For certain of these applications, Chris-Craft's film competes with those of a number of producers of other types of films.

       Fiber and Other Products

       The Industrial Division manufactures carpet underlay from both jute and synthetic fibers and non-woven, bonded pads used by the automotive industry for insulation and sound control.

       M.D. Industries, Inc., a subsidiary of the Industrial
Division, markets health care products manufactured by the Division and by others, including proprietary products made for M.D. Industries.

       The Industrial Division is faced with keen competition in each of its product lines from other companies that manu-facture and sell these products.


       Raw Materials

       Principal raw materials used by the Industrial Division include polymers, fiber and chemical additives. These have generally been readily available from many sources, except that the availability of jute at economic prices has from time to time been limited.


ITEM 2.        PROPERTIES.

       Television Division

       KCOP owns its studios and offices in two buildings in Los Angeles containing a total of approximately 54,000 square feet located on adjacent sites having a total area of approximately
1.93 acres. KCOP's transmitter is located atop Mt. Wilson on property utilized pursuant to a permit issued by the United States Forest Service.

       KPTV owns its studios and offices in a building in Port-land, Oregon, containing approximately 33,520 square feet located on a site of approximately 1.09 acres. Its trans-mitter is located on its own property at a separate site containing approximately 16.18 acres.

       WWOR owns office and studio facilities in Secaucus, New Jersey, containing approximately 110,000 square feet on approximately 3.5 acres and leases additional office space in New York City. Along with almost all of the television stations licensed to the New York market, WWOR's transmitter is located on top of the World Trade Center in New York City pursuant to a lease agreement which expires in 2004, unless terminated by WWOR in 1994 or 1999.

       Physical facilities consisting of offices and studio facilities are owned by UTV in Minneapolis, San Antonio and Phoenix and are leased in Salt Lake City and San Francisco. The Salt Lake City lease agreement expires in 1999 and is renewable, at an increased rental, for two five-year periods. The San Francisco lease expires in 2007.

       The Minneapolis facility includes approximately 49,700 square feet of space on a 5.63-acre site. The Salt Lake City facility is approximately 30,400 square feet on a 2.53-acre site. The San Antonio facility is approximately 41,000 square feet on a .92-acre site. The San Francisco facility is approximately 27,700 square feet in downtown San Francisco. The Phoenix facility is approximately 26,400 square feet on a 3.03-acre site. Smaller buildings containing transmission equipment are owned by UTV at sites separate from the studio facilities.

       UTV owns a 55-acre tract in Shoreview, Minnesota, of which 40 acres are used by KMSP for transmitter facilities and tower.

       KTVX's transmitter facilities and tower are located at a site on Mt. Nelson, close to Salt Lake City, under a lease that expires in 2004. KTVX also maintains back-up transmitter facilities and tower at a site on nearby Mt. Vision under a lease that expires in 2002 and is renewable, at no increase in rental, for a 50-year period.

       KMOL's transmitter facilities are located at a site near San Antonio on land and on a tower owned by Texas Tall Tower Corporation, a corporation owned in equal shares by UTV and another television station that also transmits from the same tower.

       KBHK's transmitter is located on Mt. Sutro, as part of the Sutro Tower complex, which also houses equipment for other San Francisco television stations and many of its FM radio stations. The lease for the Mt. Sutro facilities expires in February 1995.

       KUTP's transmitter facilities and tower are located on a site within South Mountain Park, a communications park owned by the City of Phoenix, which also contains transmitter facilities and towers for the other television stations in Phoenix as well as facilities for several FM radio stations. The license for this space expires in 2012.

       Industrial Division

       As described below, the Industrial Division owns plants in Gary, Indiana and Waterford, New York and leases facilities in Northbrook, Illinois and in South Holland, Illinois which leases expire on October 31, 1999 and June 30, 1998, respectively.

					      Factory and
					      Office Space        Site
Plant Location        Principal Product       (Square Feet)      (Acres)
Gary, Indiana         Plastic flexible films   48,000              5
		      and water-disposable
		      hospital bags

Waterford,            Carpet underlay and     100,000             18
New York              automotive insulation
		      and sound control pads

Northbrook,           Health care products      5,166             -
Illinois

South                 Warehouse for healthcare 33,000             -
Holland,              products distribution
Illinois

      Chris-Craft believes its properties are adequate for their present uses.

ITEM 3.        LEGAL PROCEEDINGS.

       Montrose Chemical Corporation of California ("Montrose"), whose stock is 50% owned by Chris-Craft and 50% by a subsidiary of ICI Americas, Inc. ("ICI"), discontinued its manufacturing operations in 1983 and has since been defending claims for costs and damages relating to environmental matters. Chris-Craft has been named as a defendant in certain of these actions by plaintiffs seeking to hold Chris-Craft liable for Montrose activities.

       In April 1983, the United States of America and the State of California instituted an action in the Federal District
Court for the Central District of California, United States of America et al. v. J.B. Stringfellow, et al., Case No. 83-2501
(JMI) (Mcx), against Montrose and approximately 30 other defendants relating to alleged environmental impairment at the Stringfellow Hazardous Waste Disposal Site in California. The complaint alleges that Montrose generated toxic wastes containing DDT which were deposited at the Stringfellow Site between 1969 and 1972, allegedly constituting approximately
19% by volume of all toxic wastes deposited at the site.
During this period, the Stringfellow Site was licensed as a hazardous waste disposal facility by the State of California. The action seeks an injunction against numerous generators of waste materials which were deposited at the Stringfellow Site, including Montrose, the owners of the Stringfellow Site and others to abate the release of substances from the site and to remedy allegedly hazardous conditions. The action seeks to impose joint and several liability against all defendants for all costs of removal and remedial action incurred by the federal and state governments at the site. On September 30, 1990, the United States Environmental Protection Agency
("EPA") issued a Record of Decision for the site which selected some of the interim remedial measures preferred by the EPA and the State, the estimated present value of the capital costs of which was estimated by them to be $169,000,000, although the estimate purports to be subject to potential variations of up to 50%. Plaintiffs also seek recovery for remedial expenditures. The action also seeks unspecified damages for alleged harm to natural resources. Private parties have intervened in the action. On June 22, 1992, Montrose and other defendants signed a consent decree with the United States regarding certain remedial work at and near the Stringfellow Site, which decree was entered by the District Court in October 1992. On November 30, 1993 Special Master Harry V. Peetris entered a recommended ruling allocating liability at the site under both the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") and state law. The CERCLA allocation was 65% to the State of California, 10% to the owners of the site and 25% to the generator defendants (including Montrose). The state law allocation was 100% to the State and 0% to the Stringfellow entities. The Special Master's recommended ruling will be reviewed by the District Court before it enters a final allocation decision. The State is expected to appeal when the final order is entered by the District Court. In addition, the United States Department of Justice has sought and received information regarding the relationship between Montrose and its two 50% shareholders. The Department's inquiry is directed to the issue whether Chris-Craft, as a shareholder of Montrose, shall be added as a party to the action.

       In February 1993 Montrose and Chris-Craft were among a group of defendants which settled a case entitled Newman, et al. v. J.B. Stringfellow, et al., Case No. 165944 MF, in Riverside County (California) Superior Court. In Newman more than 4,000 plaintiffs sought unspecified monetary damages from more than 20 defendants for personal injury and property damage purportedly caused by substances allegedly released from the Stringfellow site. Montrose contributed approximately $7.5 million to the Newman settlement, over 80% of which was covered by insurance. Chris-Craft made no contribution to the settlement. The State of California is appealing the August 1993 order of the Newman court finding the settlement was in good faith.

       In 1992 Chris-Craft was named a defendant in a personal injury action entitled Teresa Howell v. J.B. Stringfellow, Jr., et al., Case No. 216798 in Riverside County (California)

Superior Court, involving claims brought by an individual plaintiff seeking to recover unspecified damages from approximately 15 defendants (including Montrose) for alleged injuries purportedly resulting from exposure to substances disposed of at the Stringfellow Hazardous Waste Disposal Site in California. On January 25, 1994, the court in the Howell case ordered the suit to be dismissed as time-barred by applicable statutes of limitations.

       In June 1990, the United States of America and the State of California commenced an action in the United States
District Court for the Central District of California, entitled United States of America, et al. v. Montrose Chemical Corporation of California, et al., Civil Action No. 90-3122
AAH (JRX), against, among others, Montrose and Chris-Craft. Certain United States subsidiaries of ICI (the "ICI Subsidiaries"), as well as Westinghouse Electric Corporation, Potlatch Corporation and Simpson Paper Company, which have no connection with Chris-Craft, were also named as defendants. Brought under CERCLA, the complaint alleges that Montrose released hazardous substances, including DDT, into the environment in and around Los Angeles, California, including the waters surrounding the Palos Verdes Peninsula, the Los Angeles-Long Beach Harbor, and the Channel Islands. The complaint alleges that other defendants released PCBs into the same waters. The complaint seeks a declaration that defendants are jointly and severally liable for damages (in amounts not specified), including loss of use and cost of restoration, resulting from injury to natural resources caused by the alleged releases, plaintiffs' response costs incurred in connection with such damage, and plaintiffs' costs in assessing such damages. On April 26, 1993, the court approved a settlement between the plaintiffs, the Los Angeles County Sanitation District ("LACSD") and numerous municipalities and local government entities which had been sued by Montrose, Chris-Craft and other defendants as third-party defendants.
The settlement would resolve all liability between the plaintiffs and the LACSD and the third-party entities for approximately $42 million in cash and in-kind services, and purports to immunize the settling defendants from the cross-claims and third party claims of Montrose and Chris-Craft. Montrose, Chris-Craft and other defendants have appealed the District court's approval of the settlement to the Ninth Circuit Court of Appeals. Plaintiffs also seek to hold Montrose, Chris-Craft, and the ICI Subsidiaries jointly and severally liable for all costs incurred in connection with the alleged hazardous substance contamination at the Montrose plant site in Torrance, California. Montrose terminated most of its operations, including all DDT manufacturing, prior to 1983.

       Since 1984 Montrose has been complying with a Consent Order entered into with the Nevada Department of Conservation and Natural Resources Division of Environmental Protection ("DEP") requiring operation of a ground water intercept treatment system near a production facility used by Montrose until 1985 in Henderson, Nevada. The EPA and DEP are currently reconsidering whether the complex that includes the Henderson facility should be included on the National Priority List. In April 1991, Montrose entered into a second consent order with DEP and other parties requiring investigation of environmental conditions at the Henderson facility.

       Montrose is a defendant in an action styled Levin Metals Corporation, et al. v. Parr-Richmond Terminal Company, et al., Case Numbers C-84-6273 BAC, C-84-6234 BAC and C-85-4776 BAC in the United States District Court for the Northern District of California, in which it is alleged that Montrose contributed to the contamination of certain real property in Richmond, California, and in which damages sought exceed $15 million.
In December 1992 two parties to the Parr-Richmond action filed pleadings naming Chris-Craft as a defendant alleging, among other things, that Chris-Craft is secondarily liable under corporate liability theories for Montrose's liabilities, if any. Chris-Craft filed an answer denying liability on June
11, 1993, asserting numerous affirmative defenses and filing counterclaims. The court in the Levin case has ordered discovery efforts to proceed in advance of a mediation conference scheduled for early June 1994.

       In January 1990, Montrose and Chris-Craft were each notified by the United States National Oceanic and Atmospheric Administration that the United States intends to name each of them as a defendant in an action seeking recovery for alleged damage to natural resources emanating from the Richmond site. In March 1990, the EPA added the site to the National Priority List. In August 1991 and March 1992, the EPA invited potentially responsible parties, including Chris-Craft, to undertake investigation and remedial actions at the site. Chris-Craft has not taken any such actions.

       In August 1992, Montrose was named one of approximately 18 defendants in Alderman, et al. v. Cadillac Fairview/California, Inc., et al., Case No. BC062039 in Los Angeles County (California) Superior Court, where approximately 100 individual plaintiffs seek to recover unspecified amounts for alleged personal injuries and property damage purportedly caused by contamination at two neighboring properties in California, one of which formerly was used by Montrose for manufacturing operations. Chris-Craft was added as a defendant in December 1992. After the complaint against Chris-Craft was served, the United States of America, a third-party defendant, removed the Alderman action to the United States District Court for the Central District of California, where it is currently pending (Case No. 92-7535 ER). Plaintiffs have moved to remand the Alderman action to state court; their motion to remand is pending. In January 1993, Chris-Craft filed an answer denying the allegations against it and denying any and all liability. No substantial discovery has yet occurred in the Alderman action, although much is scheduled for 1994. A statement of damages filed by the plaintiffs alleges general damages of $7 million.

       In October 1992, Montrose was named one of approximately 20 defendants in T H Agriculture and Nutrition Company, Inc.
v. Aceto Chemical Co., Inc., Case No. C92-4152-MHP in the Federal District Court for the Northern District of
California, where it is alleged Montrose contributed to contamination at a former pesticide formulation site in Fresno, California and where damages sought exceed $21 million. During 1993 Montrose rejected a settlement demand by the plaintiffs of $12.69 million. Chris-Craft was added as a defendant in January 1994.

       In October 1992, Montrose was named one of approximately 28 third party defendants by a County Sanitation District of Los Angeles County in Acosta, et al. v. County Sanitation Districts of Los Angeles County, et al., Case No. BC057637 in Los Angeles County (California) Superior Court, where it is alleged Montrose is partially liable for an unspecified decrease in the values of properties owned by approximately
530 individual plaintiffs living near a Sanitation District sewage treatment facility.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       Not applicable.


	 EXECUTIVE OFFICERS OF THE REGISTRANT

	The executive officers of Chris-Craft, as of February 28, 1994, are as follows:

                                                                     Has served
				Positions with Chris-Craft           as officer
	Name                    and age as of February 28, 1994         since
	Herbert J. Siegel       Chairman of the Board and
				President; 65                           1968

	Evan C Thompson         Executive Vice President and President,
				Television Division; 51                 1982

	John C. Siegel          Senior Vice President; 41               1985

	William D. Siegel       Senior Vice President; 39               1985

	Joelen K. Merkel        Vice President and Treasurer; 42        1980

	Brian C. Kelly          General Counsel and Secretary; 42       1992

	The principal occupation of each of the individuals for the past five years is stated in the foregoing table, except that prior to being elected General Counsel and Secretary of Chris-Craft on December 14, 1992, Brian C. Kelly served as
President of Finevest Foods, Inc. ("Finevest") from July 1992 through December 13, 1992, served as Executive Vice President,
General Counsel and Secretary of Finevest from March 1992 until July 1992 and served as Vice President, General Counsel and Secretary of Finevest from January 1989 through February
1992. Finevest filed a Chapter 11 bankruptcy petition on February 11, 1991, and emerged from bankruptcy on July 9, 1992 pursuant to a confirmed reorganization plan. All officers hold office until the meeting of the Board following the next annual meeting of stockholders or until removed by the Board.

				PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
	 RELATED STOCKHOLDER MATTERS.

       The information appearing in the Annual Report under the caption STOCK PRICE, DIVIDEND AND RELATED INFORMATION is incorporated herein by this reference.

ITEM 6.  SELECTED FINANCIAL DATA.

       The information appearing in the Annual Report under the caption SELECTED FINANCIAL DATA is incorporated herein by this reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	 CONDITION AND RESULTS OF OPERATIONS.

       The information appearing in the Annual Report under the caption MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS is incorporated herein by this reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       The consolidated financial statements, notes thereto, report of independent accountants thereon and quarterly financial information (unaudited) appearing in the Annual
Report are incorporated herein by this reference. Except as specifically set forth herein and elsewhere in this Form 10-K, no information appearing in the Annual Report is incorporated by reference into this report nor is the Annual Report deemed to be filed, as part of this report or otherwise, pursuant to the Securities Exchange Act of 1934.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
	 ACCOUNTING AND FINANCIAL DISCLOSURE.

       Not applicable.

				PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       The information appearing in the Proxy Statement under the captions ELECTION OF DIRECTORS--Nominees of the Board of Directors and ELECTION OF DIRECTORS-- Compliance with Section
16(a) of the Securities Exchange Act of 1934 is incorporated herein by this reference. Information relating to Chris-
Craft's executive officers is set forth in Part I under the caption EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11.  EXECUTIVE COMPENSATION.

       The information appearing in the Proxy Statement under the caption ELECTION OF DIRECTORS--Executive Compensation is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
	  AND MANAGEMENT.

       The information appearing in the Proxy Statement under the caption ELECTION OF DIRECTORS--Voting Securities of Certain
Beneficial Owners and Management is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       The information appearing in the Proxy Statement under the caption ELECTION OF DIRECTORS--Certain Relationships and
Related Transactions is incorporated herein by this reference.

			  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
	  REPORTS ON FORM 8-K.

       (a) The following documents are filed as part of this report:

	       1. The financial statements and quarterly finan-cial information incorporated by reference from the Annual Report pursuant to Item 8.

	       2. The report of predecessor independent public accountants and the schedules and report of independent accountants thereon, listed in the Index to Consolidated Financial Statements and
		      Schedules.

	       3.     Exhibits listed in the Exhibit Index,
		      including the following registrant
		      compensatory plans or arrangements listed below:

			Benefit Equalization Plan
			1988 Management Incentive Plan
			1989 Director Stock Option Plan
			Employment Agreement dated as of January 1,
			 1994 between Herbert J. Siegel and
			 Chris-Craft
			Employment Agreement dated as of January 1,
			 1994 between Evan C Thompson and
			 Chris-Craft

       (b) No reports on Form 8-K were filed by the registrant during the last quarter of the period covered by this report.

			    SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 29, 1994

					    CHRIS-CRAFT INDUSTRIES, INC.
						   (Registrant)


					    By:  WILLIAM D. SIEGEL
						  William D. Siegel
						  Senior Vice President

       Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature and Title                                 Date

       HERBERT J. SIEGEL                            March 29, 1994
       Herbert J. Siegel
       Chairman, President and
       Director (principal execu-
       tive officer)


       WILLIAM D. SIEGEL                            March 29, 1994
       William D. Siegel
       Senior Vice President
       (principal financial
	 officer) and Director


       JOELEN K. MERKEL                             March 29, 1994
       Joelen K. Merkel
       Vice President and
       Treasurer (principal
       accounting officer)


       EVAN C THOMPSON                              March 29, 1994
       Evan C Thompson
       Executive Vice President and
       Director


       HOWARD ARVEY                                 March 29, 1994
       Howard Arvey
       Director


       LAWRENCE R. BARNETT                          March 29, 1994
       Lawrence R. Barnett
       Director


       DAVID F. LINOWES                             March 29, 1994
       David F. Linowes
       Director


       NORMAN PERLMUTTER                            March 29, 1994
       Norman Perlmutter
       Director

       JAMES J. ROCHLIS                             March 29, 1994
       James J. Rochlis
       Director


       ALVIN R. ROZELLE                             March 29, 1994
       Alvin R. Rozelle
       Director


       JOHN C. SIEGEL                               March 29, 1994
       John C. Siegel
       Director


       T. CHANDLER HARDWICK, III                    March 29, 1994
       T. Chandler Hardwick, III
       Director

		      CHRIS-CRAFT INDUSTRIES, INC. AND SUBSIDIARIES

		INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


CONSOLIDATED FINANCIAL STATEMENTS:

       Report of Independent Accountants

       Consolidated Balance Sheets -- December 31, 1993 and 1992

       Consolidated Statements of Income -- For the Years
	Ended December 31, 1993, 1992 and 1991

       Consolidated Statements of Cash Flows -- For the Years
	Ended December 31, 1993, 1992 and 1991

       Consolidated Statements of Shareholders' Investment -- For the Years Ended December 31, 1993, 1992 and 1991

       Notes to Consolidated Financial Statements


SCHEDULES:

       Report of Predecessor Independent Public Accountants

       Report of Independent Accountants on Financial Statement
Schedules

	     I.       Marketable Securities - Other Investments

	     II.      Amounts Receivable from Related Parties,
		      Underwriters, Promoters and Employees
		      other than Related Parties

	     X.       Supplementary Income Statement Information

       Schedules other than those listed above have been omitted since the information is not applicable, not required or is included in the respective financial statements or notes thereto.


	    REPORT OF PREDECESSOR INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Chris-Craft
Industries, Inc.:

We have audited the consolidated statements of income, shareholders' investment and cash flows of Chris-Craft
Industries, Inc. (a Delaware corporation) and subsidiaries for the year ended December 31, 1991. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Chris-Craft Industries, Inc.
and subsidiaries for the year ended December 31, 1991, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to consolidated financial statements and schedules for the year ended December 31, 1991 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


					ARTHUR ANDERSEN & CO.



New York, New York,
February 10, 1992.


    REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors
of Chris-Craft Industries, Inc.


Our audits of the consolidated financial statements referred to in our report dated February 8, 1994 appearing on page 13 of the 1993 Annual Report to Shareholders of Chris-Craft
Industries, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included audits of the Financial Statement
Schedules as of December 31, 1993 and 1992, and the years then ended, listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.






PRICE WATERHOUSE

New York, New York
February 8, 1994


							     Schedule I

		      CHRIS-CRAFT INDUSTRIES, INC. AND SUBSIDIARIES
			MARKETABLE SECURITIES - OTHER INVESTMENTS
				  DECEMBER 31, 1993

					(Columns C, D, and E in Thousands)


Column A                         Column B                  Column C                   Column D                  Column E

													     Amount at Which
			    Number of Sahres or                                                             Each Portfolio of
			    Principal Amount of                                 Market Value of Each      Equity Security issues
Name of Issuer and Title         Bonds and                Cost of Each          Issue at Balance Sheet       Carried in the
of Each Issuer                     Notes                      Issue                     Date                 Balance Sheet
Current marketable
 securities:

United States Government
 direct issue securities      $1,225,240,000               $1,371,425                   $1,373,396             $1,372,602

Other                                Various                  125,010                      124,144                123,008

							   $1,496,435                   $1,497,540             $1,495,610

								Schedule II

		      CHRIS-CRAFT INDUSTRIES, INC. AND SUBSIDIARIES
			AMOUNTS RECEIVABLE FROM RELATED PARTIES,
	     UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES
			FOR THE THREE YEARS ENDED DECEMBER 31, 1993
				      (In Thousands)

	      Column A                  Column B          Column C                   Column D                      Column E

					Balance at                                  Deductions                    Balance at
					Beginning                             Amounts           Amounts         End of Period
	   Name of Debtor               of Period         Additions          Collected        Written Off    Current  Noncurrent
Year ended December 31, 1993:
Garth S. Lindsey (Officer of UTV)        $100                 $ -               $ 20              $ -         $ 20     $ 60

Year ended December 31, 1992:
Garth S. Lindsey (Officer of UTV)        $120                 $ -               $ 20              $ -         $ 20     $ 80

Year ended December 31, 1991:
Garth S. Lindsey (Officer of UTV)        $140                 $ -               $ 20              $ -         $ 20     $100

The loan was made for the purpose of assisting Mr. Lindsey in relocating his home in connection with the relocation of UTV's executive offices from Minneapolis to Los Angeles. The loan was represented by a non-interest bearing five-year note, with no payment due before maturity. In December 1988, the note was revised and extended. Under the Revision and Extension Agreement, 10% of the original balance is due and payable December 31 of each year through December 31, 1997. Such installments will be forgiven on each such December 31 if the borrower is still employed by UTV on each such forgiveness date. The note is secured by a deed of trust on the borrower's home and provides that at the option of the holder the loan will become due and payable upon sale or further encumbrance of the borrower's home without the consent of the holder or upon the borrower's voluntary termination of employment with UTV.

							       Schedule X



		   CHRIS-CRAFT INDUSTRIES, INC. AND SUBSIDIARIES
		    SUPPLEMENTARY INCOME STATEMENT INFORMATION

				 (In Thousands)

							   Year Ended                   Year Ended               Year Ended
		Item                                    December 31, 1993            December 31, 1992        December 31, 1991
Maintenance and repairs                                     $  3,142                      $  2,506                 $  2,397

Depreciation and amortization of property,
   plant and equipment                                      $ 11,710                      $  8,868                 $  6,461

Amortization of intangible assets                           $  9,270                      $  4,304                 $  1,611

Advertising costs                                           $ 10,226                      $  7,138                 $  7,661


				EXHIBIT INDEX

Incorporated by
Reference to:                     Exhibit No.                     Exhibit
Exhibit 3(A)[1]                     3(A)                 Restated Certificate
							  of Incorporation

Exhibit 3(B)[1]                      (B)                 By-Laws

Exhibit 11(H)[2]                   10(A)                 Benefit Equalization
							  Plan of registrant

Exhibit10(B)(1) [6]                  (A)(1)              Amendment No. 1 thereto

    *                                (B)                 Employment Agreement
							  dated January 1,
							  1994 between
							  registrant and
							  Herbert J. Siegel

    *                                (C)                 Split-Dollar Agreement
							  dated January 6,
							  1994 between
							  registrant and
							  William D. Siegel

    *                                (D)                 Split-Dollar Agreement
							  dated January 6, 1994
							  between registrant
							  and John C. Siegel

Exhibit 10(E)[3]                     (E)                 Form of Agreement
							  under Executive
							  Deferred Income
							  Plan of registrant

     *                               (F)                 Employment Agreement
							  dated January 1,
							  1994 between
							  registrant and
							  Evan C Thompson

Exhibit A to Proxy                   (G)                 1988 Management
Statement of registrant                                   Incentive Plan
dated March 23, 1988
(File No. 1-2999)

Exhibit 10(G)(1)[8]                  (G)(1)              Amendment No. 1
							  thereto

Exhibit 10(c)[5]                     (H)                 Management Agreement
							  between the
							  registrant and BHC
							  dated July 21,
							  1989

Exhibit 19[7]                        (H)(1)              Amendment No. 1
							  thereto dated
							  October 31, 1991

     *                               (H)(2)              Amendment No.2
							  thereto dated
							  March 24, 1994

Exhibit A to Proxy                   (I)                 1989 Director Stock
Statement of registrant                                   Option Plan
dated April 26,
1990 (File No.
1-2999)

Exhibit 10(I)(1)[8]                  (I)(1)              Amendment No. 1
							  thereto

Exhibit 28[9]                        (J)                 Agreement and Plan
							  of Merger among BHC
							  Communications,
							  Inc., BHC
							  Acquisition Corp.
							  and Pinelands, Inc.
							  dated May 7, 1992

     *                             11                    Computation of
							  Primary and Fully
							  Diluted Income per
							  Share

     *                             13                    Portions of the Annual
							  Report incorporated by
							  reference

     *                             22                    Subsidiaries of the
							  registrant

     *                             24(a)                 Consent of Price
							  Waterhouse


     *                               (b)                 Consent of Arthur
							  Andersen & Co.

_________________________
 *   Filed herewith.

[1]        Registrant's Annual Report on Form 10-K for the year ended
	   December 31, 1986.

[2]        Registrant's Registration Statement on Form S-1 (Regis. No. 2-
	   65906).

[3] Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1983.

[4]        Registrant's Annual Report on Form 10-K for the year ended
	   December 31, 1985.

[5]        BHC's Registration Statement on Form S-1 (Regis. No. 33-
	   31091).

[6]        Registrant's Annual Report on Form 10-K for the year ended
	   December 31, 1989.

[7] Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1991.

[8]        Registrant's Annual Report on Form 10-K for the year ended
	   December 31, 1991.

[9] BHC's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1992.