Form 10-Q
period 1994-03-31
CHRIS CRAFT INDUSTRIES INC
filed 1994-05-13
CIK 20067

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                          FORM 10-Q
(MARK ONE)
   /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 1994
                               ----------------------------------
- - -

                               OR

  / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

                 Commission File Number: 1-2999
                 ------------------------------
                  CHRIS-CRAFT INDUSTRIES, INC.
                  ----------------------------

       (Exact name of Registrant as specified in its charter)

         Delaware                             94-1461226
- - -------------------------------    ------------------------------
- - -

(State or other jurisdiction of    (I.R.S. Employer
Identification
incorporation or organization)                     No.)

767 Fifth Avenue, New York, New York                     10153
- - -------------------------------------                  ----------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code (212) 421-0200

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X     No
                         -------    -------

As of April 30, 1994 there were 20,945,481 shares of the issuer's
Common Stock outstanding and 7,753,168 shares of the issuer's
Class  B Common Stock outstanding.

                                       PART I -- FINANCIAL INFORMATION
                                        CHRIS-CRAFT INDUSTRIES, INC.
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (In thousands of dollars)
                                    -------------------------------------

                                                           March 31,    December 31,
                                                              1994          1993
                                                         ------------   ------------
                                                          (UNAUDITED)
ASSETS
- - ------
CURRENT ASSETS:
  Cash and cash equivalents                              $   186,822    $    40,497
  Marketable (substantially all U.S.
    Government) securities                                 1,306,193      1,495,610
  Accounts receivable, net                                    74,121         89,869
  Film contract and prepaid broadcast rights                  92,035         98,882
  Prepaid expenses and other current assets                   69,182         65,913
                                                         -----------    -----------
    Total current assets                                   1,728,353      1,790,771
                                                         -----------    -----------
FILM CONTRACT AND PREPAID BROADCAST RIGHTS,
  less current portion                                        82,611         87,197
                                                         -----------    -----------
PROPERTY, PLANT AND EQUIPMENT, net                            54,234         54,461
                                                         -----------    -----------
INTANGIBLE ASSETS                                            335,208        333,925
                                                         -----------    -----------
OTHER ASSETS                                                  15,278         16,824
                                                         -----------    -----------
                                                         $ 2,215,684    $ 2,283,178
                                                         ===========    ===========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
- - ----------------------------------------
CURRENT LIABILITIES:
  Film contracts payable within one year                 $    98,276    $   112,798
  Accounts payable and other liabilities                      86,636        107,338
  Income taxes payable                                        80,229         74,764
                                                         -----------    -----------
    Total current liabilities                                265,141        294,900
                                                         -----------    -----------
FILM CONTRACTS PAYABLE AFTER ONE YEAR                         85,727         95,699
                                                         -----------    -----------
OTHER LIABILITIES                                             19,235         18,737
                                                         -----------    -----------
MINORITY INTEREST                                            579,264        615,615
                                                         -----------    -----------
SHAREHOLDERS' INVESTMENT:
  Prior preferred stock - $1.00 dividend; currently
    authorized 73,399 shares; outstanding 73,399 shares        1,578          1,578
  Convertible preferred stock - $1.40 dividend;
    currently authorized 287,260 shares;
    outstanding 287,260 and 297,946 shares                     5,027          5,214
  Class B common stock - par value $.50 per share;
    authorized 50,000,000 shares; outstanding
    7,774,377 and 7,379,866 shares                             3,887          3,690
  Common stock - par value $.50 per share; authorized
    100,000,000 shares; outstanding 20,954,819 and
    19,911,536 shares                                         11,268         10,747
  Capital surplus                                            311,765        275,443
  Retained earnings                                          943,020        961,555
  Treasury stock, at cost                                     (2,532)          -
  Reduction to reflect marketable
    securities at fair value                                  (7,696)          -
                                                         -----------    -----------
                                                           1,266,317      1,258,227
                                                         -----------    -----------
                                                         $ 2,215,684    $ 2,283,178
                                                         ===========    ===========

      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                      CHRIS-CRAFT INDUSTRIES, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            (In thousands of dollars except per share data)
                                              (UNAUDITED)
                            -----------------------------------------------
                                                                      Three Months
                                                                     Ended March 31,
                                                                 ----------------------
                                                                    1994       1993
                                                                 ----------  ----------
OPERATING REVENUES                                               $  101,775  $   96,285
                                                                 ----------  ----------
OPERATING EXPENSES:
  Expenses directly associated with revenues                         56,388      60,807
  Selling, general and administrative                                28,008      28,764
                                                                 ----------  ----------
                                                                     84,396      89,571
                                                                 ----------  ----------
    Operating income                                                 17,379       6,714
                                                                 ----------  ----------
OTHER INCOME:
  Interest and other income, net                                     13,899       5,969
  Income associated with Time Warner Inc. securities                   -        108,413
                                                                 ----------  ----------
                                                                     13,899     114,382
                                                                 ----------  ----------
    Income before income taxes
      and minority interest                                          31,278     121,096

INCOME TAX PROVISION                                                 13,300      42,300
                                                                 ----------  ----------
    Income before minority interest                                  17,978      78,796

MINORITY INTEREST                                                    (6,802)    (29,295)
                                                                 ----------  ----------
    Net income                                                   $   11,176  $   49,501
                                                                 ==========  ==========

Net income per share:
  Primary                                                        $      .39  $     1.76
                                                                 ==========  ==========
  Fully diluted                                                  $      .30  $     1.33
                                                                 ==========  ==========

                                                                  3% STOCK    3% STOCK
DIVIDENDS PER COMMON SHARE                                        DIVIDEND    DIVIDEND
                                                                 ==========  ==========

                 The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                      CHRIS-CRAFT INDUSTRIES, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (In thousands of dollars)
                                               (UNAUDITED)
                            -----------------------------------------------
                                                                       Three Months
                                                                      Ended March 31,
                                                              -----------------------------
                                                                  1994              1993
                                                              ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                  $     11,176      $    49,501
  Adjustments to reconcile net income to net cash
     provided from operating activities:
    Film contract payments                                         (36,893)         (36,071)
    Film contract amortization                                      25,107           23,824
    Depreciation and other amortization                              5,233            5,264
    Loss (gain) on disposition of marketable securities                602          (93,741)
    Minority interest                                                6,802           29,295
    Other                                                             (704)           2,424
    Changes in assets and liabilities:
      Accounts receivable                                           15,748           11,349
      Other assets                                                   3,439           (2,409)
      Accounts payable and other liabilities                        (7,502)           1,545
      Income taxes                                                   8,415           37,429
                                                              ------------     ------------
      Net cash provided from operating activities                   31,423           28,410
                                                              ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Dispositions (purchases) of marketable securities, net           163,600          (64,574)
  Capital expenditures, net                                         (3,240)            (949)
  Other                                                                 42           (1,578)
                                                              ------------     ------------
        Net cash provided from (used in) investing activities      160,402          (67,101)
                                                              ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital transactions of subsidiaries                             (49,834)         (14,502)
  Purchase of treasury stock                                        (2,930)          (7,323)
  Proceeds from option exercises                                     7,483             -
  Repayment of long term debt                                         -             (15,625)
  BHC dividend to public shareholders                                 -             (15,893)
  Other                                                               (219)            (193)
                                                              ------------     ------------
        Net cash used in financing activities                      (45,500)         (53,536)
                                                              ------------     ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               146,325          (92,227)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      40,497          177,013
                                                              ------------     ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $    186,822     $     84,786
                                                              ============     ============

                The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                       CHRIS-CRAFT INDUSTRIES, INC.
                       ----------------------------
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          ----------------------------------------------------

1.   PRINCIPLES OF CONSOLIDATION:

     The accompanying condensed consolidated financial statements include the accounts of Chris-Craft Industries, Inc. and its subsidiaries, including Chris-Craft's majority owned (72% at March 31, 1994) television broadcasting subsidiary, BHC Communications, Inc., and BHC's majority owned (54% at March 31,
1994) subsidiary, United Television, Inc. (UTV). The pro rata interests of BHC and UTV minority shareholders in the net income of the respective companies are reflected in minority interest in the accompanying condensed consolidated statements of income.
The minority shareholders' interests in the net assets of BHC and UTV are reflected as minority interest in the accompanying condensed consolidated balance sheets. Intercompany accounts and transactions have been eliminated.

     The financial information included herein has been prepared by Chris-Craft, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Chris-Craft believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in Chris-Craft's latest annual report on Form 10-K. The information furnished reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. Certain amounts for 1993 have been reclassified to conform to 1994 presentation. The results for these interim periods are not necessarily indicative of results to be expected for the full year, due to seasonal factors, among others.

2.   NEW ACCOUNTING STANDARD:

     Effective January 1, 1994, Chris-Craft adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In accordance with SFAS No. 115, prior period financial statements have not been restated to reflect the change in accounting principle. At January 1, 1994, Chris-Craft classified its marketable securities as available-for-sale.

     At March 31, 1994, Chris-Craft's marketable securities, which consisted substantially of U.S. Government securities, had a carrying value of $1,325,165,000 and a fair value of $1,306,193,000. The difference of $18,972,000 ($7,696,000 net of income taxes and minority interest) is reflected as a reduction of shareholders' investment in the accompanying condensed consolidated balance sheet. Of the investments in U.S. Government securities, 56% mature within one year, 76% mature within two years and all within five years.


3.   SHAREHOLDERS' INVESTMENT:

     Chris-Craft paid 3% stock dividends on its common and Class B common stock in the respective shares of such classes on April 4, 1994. During the three months ended March 31, 1994, 27,304 shares of Class B common stock were converted into 27,304 shares of common stock, and 10,686 shares of $1.40 convertible preferred stock were converted into 116,929 shares of common stock and 195,244 shares of Class B common stock. In addition, 376,188 shares of common stock, including 85,556 shares held in treasury, were issued upon exercise of stock options, and 85,556 shares of common stock were received in partial payment of option exercises. During the three month period, 71,200 shares of common stock were purchased by Chris-Craft, all of which were held in treasury at March 31, 1994. As of March 31, 1994, 697,302 shares of common stock and 12,899 shares of $1.00 prior preferred stock remained authorized for purchase.

     As of March 31, 1994, shares of Chris-Craft's authorized but unissued common stock were reserved for issuance as follows:

                                              Shares
                                            ----------
Conversion of Class B common stock           7,774,377
Conversion of $1.40 convertible
 preferred stock                             8,643,717*
Stock options (including options
 outstanding for 1,145,851 shares)           1,277,069
Stock purchase plan                             20,000
                                            ----------
                                            17,715,163
                                            ==========
     *Including Class B common shares.

     The foregoing numbers exclude options to purchase 2,500,000 common shares under the 1994 Management Incentive Plan and 300,000 common shares under the 1994 Directors Stock Option Plan, both adopted by stockholders on April 28, 1994.


4.   COMMITMENTS AND CONTINGENCIES:

     Commitments of BHC's television stations for film contracts entered into but not available for broadcasting at March 31, 1994 aggregated approximately $103.1 million, including $26.8 million applicable to UTV.

     As set forth in Note 10 of Notes to Consolidated Financial Statements in Chris-Craft's 1993 Annual Report, Chris-Craft has been named as a defendant in certain actions seeking recovery for environmental damage allegedly related to the activities (discontinued since 1983) of 50% owned Montrose Chemical Corporation of California. Chris-Craft is unable to determine the amount of its liability, if any, relating to Montrose matters or whether any such liability would have a material effect on Chris-Craft's future financial position or results of operations.


5.   INCOME PER SHARE:

     Computations of income per share, all of which give retroactive effect to the April 1994 3% stock dividend, are as follows (in thousands of dollars except per share amounts):

                                                       Three Months
                                                      Ended March 31,
                                                 --------------------------
                                                     1994          1993
                                                 ------------  ------------
       PRIMARY:
       --------
       Average outstanding common
         and Class B common shares                 28,315,983    27,681,319
       Assumed exercise of stock options              216,184       423,945
                                                 ------------  ------------
       Total shares used in computation            28,532,167    28,105,264
                                                 ============  ============

       Net income                                $     11,176  $     49,501
       Preferred stock dividend requirements             (119)         (124)
                                                 ------------  ------------
                                                 $     11,057  $     49,377
                                                 ============  ============

       Primary income per share                  $        .39  $       1.76
                                                 ============  ============
       FULLY DILUTED:
       --------------
       Average outstanding common
         and Class B common shares                 28,315,983    27,681,319
       Assumed conversion of
         $1.40 preferred stock                      8,849,384     9,137,649
       Assumed exercise of stock options              216,184       423,945
                                                 ------------  ------------
       Total shares used in computation            37,381,551    37,242,913
                                                 ============  ============

       Net income                                $     11,176  $     49,501
       Preferred stock dividend requirements              (18)          (18)
                                                 ------------  ------------
                                                 $     11,158  $     49,483
                                                 ============  ============

       Fully diluted income per share            $        .30  $       1.33
                                                 ============  ============

                  CHRIS-CRAFT INDUSTRIES, INC.
                  ----------------------------
              MANAGEMENT'S DISCUSSION AND ANALYSIS
              ------------------------------------
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ------------------------------------------------

Liquidity and Capital Resources
- - -------------------------------

Chris-Craft's core operating cash flow is generated primarily by the Television Division's broadcasting business. Television broadcasting cash flow generally parallels the earnings of Chris-Craft's television stations, adjusted to reflect (i) the difference between film contract payments and related film contract amortization and (ii) the effect of significant prepayments for other broadcast rights. The relationship between film contract payments and related amortization may vary greatly between periods (payments exceeded amortization by $11.8 million and $12.2 million, respectively, in the 1994 and 1993 first quarters), and is dependent upon the mix of programs aired and payment terms of the stations' contracts. Station earnings rose strongly in the 1994 first quarter, and station cash flow accordingly increased 236%.

Chris-Craft's cash flow additionally reflects earnings associated with its cash and marketable securities, most of which are held by majority owned broadcasting subsidiary, BHC Communications, Inc. Prior to their disposition in 1993, substantial dividend income was realized on BHC's large holdings of Time Warner Inc. convertible preferred shares. Proceeds from the Time Warner dispositions were placed mostly in money market instruments, primarily U.S. Government obligations, having significantly lower yields than the securities disposed.

Total cash and marketable securities declined slightly to $1.49 billion at March 31, 1994 from $1.54 billion at December 31, 1993, despite first quarter operating cash flow of $31.4 million. Such decline primarily reflects BHC treasury stock purchases totalling $49.5 million, and a $19 million reduction in the carrying value of marketable securities to reflect their fair value.

BHC generates most of Chris-Craft's consolidated cash flow. Parent company obligations consist solely of corporate office expenditures, current and accrued. Parent company cash balances were augmented in January 1993 upon the receipt of $36 million in dividends from BHC, which paid a one-time special cash dividend of $2.00 per share. This is the only dividend paid by BHC since it became a public company in January 1990, and BHC has no current plan to pay future cash dividends. Chris-Craft parent company cash balances are substantially in excess of normal operating requirements, and Chris-Craft expects that the present BHC dividend policy will not affect Chris-Craft's ability to meet parent company current obligations.

Since April 1990, BHC's Board of Directors has authorized the purchase of up to 5,500,000 Class A common shares. Through March 31, 1994, 4,218,777 shares have been purchased for a total cost of $241.7 million, including $42.3 million applicable to shares purchased in the first quarter of 1994.

Chris-Craft intends to expand its operations in the media, entertainment and communications industries and to explore business opportunities in other industries. Chris-Craft currently has no outstanding debt, and believes it is capable of raising significant additional capital to augment its already substantial cash balances, if desired, to fund such additional expansion.

Chris-Craft's television stations make commitments for programming that will not be available for telecasting until future dates. At March 31, 1994, commitments for such programming totalled approximately $103.1 million, including $26.8 million applicable to UTV. Chris-Craft capital expenditures generally have not been material in relation to its financial position, and the related commitments at March 31, 1994 were not material. Chris-Craft expects that future film contract commitments and capital expenditure requirements for its present business will be satisfied primarily from operations or from current cash balances.

As set forth in Note 4, Chris-Craft has been named as a defendant in certain actions seeking recovery for environmental damage allegedly related to the activities (discontinued since 1983) of 50% owned Montrose Chemical Corporation of California. Chris-Craft is unable to determine the amount of its liability, if any, relating to Montrose matters or whether any such liability would have a material effect on Chris-Craft's future financial condition or results of operations.

Results of Operations
- - ---------------------

Chris-Craft 1994 first quarter net income totalled $11,176,000, or $.39 per share, compared to $49,501,000, or $1.76 per share, in last year's first quarter. Excluding after tax income associated with BHC's former holdings of Time Warner securities, 1993 first quarter net income was $2,900,000, or $.10 per share. The 285% increase in income excluding Time Warner amounts primarily reflects substantial increases in Television Division operating income and interest income.

Operating revenues and operating income for the 1994 and 1993 first quarters are as follows (in thousands):

                                                  Operating
                         Operating Revenues      Income (Loss)
                         ------------------   ------------------
                           1994      1993       1994      1993
                         --------  --------   --------  --------
Television Division      $ 95,968  $ 89,581   $ 20,276  $ 10,186
Industrial Division         5,807     6,704        452       327
Corporate and other          -         -        (3,349)   (3,799)
                         --------  --------   --------  --------
                         $101,775  $ 96,285   $ 17,379  $  6,714
                         ========  ========   ========  ========

The Television Division achieved record first quarter operating revenues and operating income. Relatively strong demand for television advertising produced a 7% increase in the Division's operating revenues, to $95,968,000 from last year's $89,581,000. That increase, together with the favorable resolution of a disputed music license arrangement, resulted in a 76% increase in station earnings. After goodwill amortization, program development expense, and corporate office expenses of BHC and UTV, Television Division operating income nearly doubled, to $20,276,000 from $10,186,000 in 1993.

Consolidated operating income, which additionally reflects Industrial Division operating income and Chris-Craft corporate office expense, increased 159%, to $17,379,000 from $6,714,000. Industrial Division operating income increased 38%, to $452,000 from $327,000, primarily reflecting the elimination of losses from a nonwoven fiber facility which has been sold. Industrial Division operating revenues declined 13% as a result of that sale.

First quarter interest and other income increased to $13,899,000 from $5,969,000 in 1993, primarily due to the placement of Time
Warner proceeds in money market instruments and 1993 Montrose related expenses of $2.2 million.

Chris-Craft's effective income tax rate rose to 43% from 35% in the 1993 first quarter, as 1993's pretax income included significant dividend income which is not subject to full federal income tax.

                    CHRIS-CRAFT INDUSTRIES, INC.
                    ----------------------------
              PART II. OTHER INFORMATION AND SIGNATURE
              ----------------------------------------


Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

        (a) None.

        (b) No report on Form 8-K was filed during the quarter for which this report is filed.

                              SIGNATURE
                              ---------

         Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CHRIS-CRAFT INDUSTRIES, INC.
                                     ----------------------------
                                             (Registrant)


                                  By:    /s/ JOELEN K. MERKEL
                                     ----------------------------
                                           Joelen K. Merkel
                                     Vice President and
Controller
                                     (Principal Accounting
Officer)


Date:  May 13, 1994