Form 10-Q
period 1994-06-30
CHRIS CRAFT INDUSTRIES INC
filed 1994-08-15
CIK 20067

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                          FORM 10-Q
(MARK ONE)
   /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 1994
                               -----------------------------------
                               OR
  / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

                 Commission File Number: 1-2999
                 ------------------------------
                  CHRIS-CRAFT INDUSTRIES, INC.
                  ----------------------------
       (Exact name of Registrant as specified in its charter)

         Delaware                             94-1461226
- -------------------------------    -------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification
incorporation or organization)                     No.)

767 Fifth Avenue, New York, New York                     10153
- -------------------------------------                  ----------
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

As of July 31, 1994 there were 20,920,956 shares of the issuer's
Common Stock outstanding and 7,735,418 shares of the issuer's Class B Common Stock outstanding.

                                       PART I -- FINANCIAL INFORMATION
                                        CHRIS-CRAFT INDUSTRIES, INC.
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (In thousands of dollars)
                                    -------------------------------------

                                                           June 30,     December 31,
                                                             1994           1993
                                                         ------------   ------------
                                                          (UNAUDITED)
ASSETS
- ------
CURRENT ASSETS:
  Cash and cash equivalents                              $   182,324    $    40,497
  Marketable (substantially all U.S.
    Government) securities                                 1,304,641      1,495,610
  Accounts receivable, net                                    93,957         89,869
  Film contract and prepaid broadcast rights                  75,616         98,882
  Prepaid expenses and other current assets                   77,025         65,913
                                                         -----------    -----------
    Total current assets                                   1,733,563      1,790,771
                                                         -----------    -----------
FILM CONTRACT AND PREPAID BROADCAST RIGHTS,
  less current portion                                        75,920         87,197
                                                         -----------    -----------
PROPERTY, PLANT AND EQUIPMENT, net                            53,691         54,461
                                                         -----------    -----------
INTANGIBLE ASSETS                                            333,357        333,925
                                                         -----------    -----------
OTHER ASSETS                                                  14,642         16,824
                                                         -----------    -----------
                                                         $ 2,211,173    $ 2,283,178
                                                         ===========    ===========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
- ----------------------------------------
CURRENT LIABILITIES:
  Film contracts payable within one year                 $    83,161    $   112,798
  Accounts payable and other liabilities                      85,617        107,338
  Income taxes payable                                        83,506         74,764
                                                         -----------    -----------
    Total current liabilities                                252,284        294,900
                                                         -----------    -----------
FILM CONTRACTS PAYABLE AFTER ONE YEAR                         80,528         95,699
                                                         -----------    -----------
OTHER LIABILITIES                                             19,049         18,737
                                                         -----------    -----------
MINORITY INTEREST                                            580,910        615,615
                                                         -----------    -----------
SHAREHOLDERS' INVESTMENT:
  Prior preferred stock - $1.00 dividend; currently
    authorized 73,399 shares; outstanding 73,399 shares        1,578          1,578
  Convertible preferred stock - $1.40 dividend;
    currently authorized 287,260 shares;
    outstanding 284,113 and 297,946 shares                     4,972          5,214
  Class B common stock - par value $.50 per share;
    authorized 50,000,000 shares; outstanding
    7,738,368 and 7,379,866 shares                             3,869          3,690
  Common stock - par value $.50 per share; authorized
    100,000,000 shares; outstanding 21,090,822 and
    19,911,536 shares                                         11,336         10,747
  Capital surplus                                            311,570        275,443
  Retained earnings                                          959,906        961,555
  Treasury stock, at cost                                     (5,893)          -
  Reduction to reflect marketable
    securities at fair value                                  (8,936)          -
                                                         -----------    -----------
                                                           1,278,402      1,258,227
                                                         -----------    -----------
                                                         $ 2,211,173    $ 2,283,178
                                                         ===========    ===========

      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                      CHRIS-CRAFT INDUSTRIES, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            (In thousands of dollars except per share data)
                                              (UNAUDITED)
                            -----------------------------------------------
                                                            Three Months              Six Months
                                                           Ended June 30,            Ended June 30,
                                                       ----------------------    ----------------------
                                                          1994       1993           1994       1993
                                                       ----------  ----------    ----------  ----------
OPERATING REVENUES                                     $  126,130  $  120,277    $  227,905  $  216,562
                                                       ----------  ----------    ----------  ----------
OPERATING EXPENSES:
  Expenses directly associated with revenues               63,563      68,667       119,951     129,474
  Selling, general and administrative                      28,919      29,250        56,927      58,014
                                                       ----------  ----------    ----------  ----------
                                                           92,482      97,917       176,878     187,488
                                                       ----------  ----------    ----------  ----------
    Operating income                                       33,648      22,360        51,027      29,074
                                                       ----------  ----------    ----------  ----------
OTHER INCOME:
  Interest and other income, net                           15,403      10,134        29,302      16,103
  Income associated with Time Warner Inc. securities         -        132,986          -        241,399
                                                       ----------  ----------    ----------  ----------
                                                           15,403     143,120        29,302     257,502
                                                       ----------  ----------    ----------  ----------
    Income before income taxes
      and minority interest                                49,051     165,480        80,329     286,576

INCOME TAX PROVISION                                       21,000      68,200        34,300     110,500
                                                       ----------  ----------    ----------  ----------
    Income before minority interest                        28,051      97,280        46,029     176,076

MINORITY INTEREST                                         (10,929)    (34,806)      (17,731)    (64,101)
                                                       ----------  ----------    ----------  ----------
    Net income                                         $   17,122  $   62,474    $   28,298  $  111,975
                                                       ==========  ==========    ==========  ==========

Net income per share:
  Primary                                              $      .59  $     2.22    $      .98  $     3.98
                                                       ==========  ==========    ==========  ==========
  Fully diluted                                        $      .46  $     1.68    $      .75  $     3.00
                                                       ==========  ==========    ==========  ==========
                                                                                  3% STOCK    3% STOCK
DIVIDENDS PER COMMON SHARE                                NONE         NONE       DIVIDEND    DIVIDEND
                                                       ==========  ==========    ==========  ==========

                 The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                      CHRIS-CRAFT INDUSTRIES, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (In thousands of dollars)
                                               (UNAUDITED)
                            -----------------------------------------------
                                                                                    Six Months
                                                                                  Ended June 30,
                                                                              ----------------------
                                                                                 1994        1993
                                                                              ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                  $   28,298  $  111,975
  Adjustments to reconcile net income to net cash
     provided from (used in) operating activities:
       Film contract payments                                                    (66,453)    (71,903)
       Film contract amortization                                                 48,249      50,058
       Depreciation and other amortization                                        10,472      10,469
       Loss (gain) on disposition of marketable securities                           602    (215,061)
       Minority interest                                                          17,731      64,101
       Other                                                                      (1,020)      2,909
       Changes in assets and liabilities:
         Accounts receivable                                                      (4,088)     (8,127)
         Other assets                                                             (2,897)     (7,903)
         Accounts payable and other liabilities                                    1,616      10,892
         Income taxes                                                             13,866      45,596
                                                                              ----------  ----------
           Net cash provided from (used in) operating activities                  46,376      (6,994)
                                                                              ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Dispositions (purchases) of marketable securities, net                         158,875     (39,315)
  Capital expenditures, net                                                       (5,589)     (3,290)
  Other                                                                             (178)     (3,196)
                                                                              ----------  ----------
           Net cash provided from (used in) investing activities                 153,108     (45,801)
                                                                              ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital transactions of subsidiaries                                           (59,197)    (21,396)
  Purchase of treasury stock                                                      (5,855)     (7,989)
  Proceeds from option exercises                                                   7,633       1,895
  Repayment of long term debt                                                       -        (15,625)
  BHC dividend to public shareholders                                               -        (15,893)
  Other                                                                             (238)       (248)
                                                                              ----------  ----------
           Net cash used in financing activities                                 (57,657)    (59,256)
                                                                              ----------  ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             141,827    (112,051)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    40,497     177,013
                                                                              ----------  ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $  182,324  $   64,962
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

                       CHRIS-CRAFT INDUSTRIES, INC.
                       ----------------------------
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          ----------------------------------------------------

1.   PRINCIPLES OF CONSOLIDATION:

     The accompanying condensed consolidated financial statements include the accounts of Chris-Craft Industries, Inc. and its subsidiaries, including Chris-Craft's majority owned (72% at June 30, 1994) television broadcasting subsidiary, BHC Communications, Inc., and BHC's majority owned (55% at June 30, 1994) subsidiary, United Television, Inc. (UTV). The pro rata interests of BHC and UTV minority shareholders in the net income of the respective companies are reflected in minority interest in the accompanying condensed consolidated statements of income. The minority shareholders' interests in the net assets of BHC and UTV are reflected as minority interest in the accompanying condensed consolidated balance sheets. Intercompany accounts and transactions have been eliminated.

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

2.   NEW ACCOUNTING STANDARD:

     Effective January 1, 1994, Chris-Craft adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In accordance with SFAS No. 115, prior period financial statements have not been restated to reflect the change in accounting principle. Chris-Craft classifies its marketable securities as available-for-sale.

     At June 30, 1994, Chris-Craft's marketable securities, which consisted substantially of U.S. Government securities, had a carrying value of $1,328,861,000 and a fair value of $1,304,641,000. The difference of $24,220,000 ($8,936,000 net of income taxes and minority interest) is reflected as a reduction of shareholders' investment in the accompanying condensed consolidated balance sheet. Of the investments in U.S. Government securities, 56% mature within one year, 77% within two years and all within five years.


3.   SHAREHOLDERS' INVESTMENT:

     Chris-Craft paid 3% stock dividends on its common and Class B common stock in the respective shares of such classes on April 4, 1994. During the six months ended June 30, 1994, 63,313 shares of Class B common stock were converted into 63,313 shares of common stock, and 13,833 shares of $1.40 convertible preferred stock were converted into 211,619 shares of common stock and 195,244 shares of Class B common stock. In addition, 381,492 shares of common stock, including 85,556 shares held in treasury, were issued upon exercise of stock options, and 85,556 shares of common stock were received in partial payment of option exercises. During the six month period, 169,000 shares of common stock were purchased by Chris-Craft, all of which were held in treasury at June 30, 1994. As of June 30, 1994, 599,502 shares of common stock and 12,899 shares of $1.00 prior preferred stock remained authorized for purchase.

     As of June 30, 1994, shares of Chris-Craft's authorized but unissued common stock were reserved for issuance as follows:

                                              Shares
                                            ----------
Conversion of Class B common stock           7,738,368
Conversion of $1.40 convertible
 preferred stock                             8,549,022*
Stock options (including options
 outstanding for 1,680,547 shares)           4,071,765
Stock purchase plan                             20,000
                                            ----------
                                            20,379,155
                                            ==========
     *Including Class B common shares.


4.   COMMITMENTS AND CONTINGENCIES:

     Commitments of BHC's television stations for film contracts entered into but not available for broadcasting at June 30, 1994 aggregated approximately $140.2 million, including $39.9 million applicable to UTV.

     From July 1994 through January 1997, which includes both the pre-launch period and the first two years of operations of the United Paramount Television Network, BHC expects to make minimum expenditures on behalf of the Network of at least $150 million. Since exact expenditures cannot be projected and Network revenues may not be significant during this period, actual funding requirements may exceed this expected level. Upon any exercise of the PCI option (see Item
5), BHC will recoup approximately one-half of its Network funding expenditures to that date (plus interest), and future expenditures will be shared equally with PCI.

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

5.     INCOME PER SHARE:

     Computations of income per share, all of which give retroactive effect to the April 1994 3% stock dividend, are as follows (in thousands of dollars except per share amounts):

                                                    Three Months                    Six Months
                                                   Ended June 30,                 Ended June 30,
                                              --------------------------    --------------------------
                                                  1994          1993            1994          1993
                                              ------------  ------------    ------------  ------------
       PRIMARY:
       --------
       Average outstanding common
         and Class B common shares              28,693,308    27,691,003      28,504,646    27,686,161
       Assumed exercise of stock options           185,682       367,948         226,672       393,487
                                              ------------  ------------    ------------  ------------
       Total shares used in computation         28,878,990    28,058,951      28,731,318    28,079,648
                                              ============  ============    ============  ============

       Net income                             $     17,122  $     62,474    $     28,298  $    111,975
       Preferred stock dividend requirements          (118)         (124)           (237)         (248)
                                              ------------  ------------    ------------  ------------
                                              $     17,004  $     62,350    $     28,061  $    111,727
                                              ============  ============    ============  ============

       Primary income per share               $        .59  $       2.22    $        .98  $       3.98
                                              ============  ============    ============  ============
       FULLY DILUTED:
       --------------
       Average outstanding common
         and Class B common shares              28,693,308    27,691,003      28,504,646    27,686,161
       Assumed conversion of
         $1.40 preferred stock                   8,556,575     9,079,545       8,702,964     9,108,611
       Assumed exercise of stock options           223,688       469,464         247,581       485,468
                                              ------------  ------------    ------------  ------------
       Total shares used in computation         37,473,571    37,240,012      37,455,191    37,280,240
                                              ============  ============    ============  ============

       Net income                             $     17,122  $     62,474    $     28,298  $    111,975
       Preferred stock dividend requirements           (19)          (18)            (37)          (37)
                                              ------------  ------------    ------------  ------------
                                              $     17,103  $     62,456    $     28,261  $    111,938
                                              ============  ============    ============  ============

       Fully diluted income per share         $        .46  $       1.68    $        .75  $       3.00
                                              ============  ============    ============  ============

                  CHRIS-CRAFT INDUSTRIES, INC.
                  ----------------------------
              MANAGEMENT'S DISCUSSION AND ANALYSIS
              ------------------------------------
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ------------------------------------------------

Liquidity and Capital Resources
- -------------------------------

Chris-Craft's core operating cash flow is generated primarily by the Television Division's broadcasting business. Television broadcasting cash flow generally parallels the earnings of Chris-Craft's television stations, adjusted to reflect (i) the difference between film contract payments and related film contract amortization and (ii) the effect of significant prepayments for other broadcast rights. The relationship between film contract payments and related amortization may vary greatly between periods (payments exceeded amortization by $18.2 million and $21.8 million, respectively, in the 1994 and 1993 six month periods), and is dependent upon the mix of programs aired and payment terms of the stations' contracts. Station earnings rose strongly in the first six months of 1994, and station cash flow accordingly increased 91%.

Chris-Craft's cash flow additionally reflects earnings associated with its cash and marketable securities, most of which are held by its majority owned broadcasting subsidiary, BHC Communications, Inc.
Prior to their disposition in 1993, substantial dividend income was realized on BHC's large holdings of Time Warner Inc. convertible preferred shares. Proceeds from the Time Warner dispositions were placed mostly in money market instruments, primarily U.S. Government obligations, having significantly lower yields than the securities disposed.

Total cash and marketable securities declined slightly to $1.49 billion at June 30, 1994 from $1.54 billion at December 31, 1993, despite operating cash flow in the six month period of $46.4 million. Such decline primarily reflects BHC treasury stock purchases totalling $57.2 million, and a $8.9 million reduction in the carrying value of marketable securities to reflect their fair value.

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

Since April 1990, BHC's Board of Directors has authorized the purchase of up to 5,500,000 Class A common shares. Through June 30, 1994,
4,319,577 shares have been purchased for a total cost of $249.4 million, including $49.9 million applicable to shares purchased in the first six months of 1994.

Chris-Craft intends to expand its operations in the media, entertainment and communications industries and to explore business opportunities in other industries. Chris-Craft currently has no outstanding debt, and believes it is capable of raising significant additional capital to augment its already substantial cash balances, if desired, to fund such additional expansion.

As reported in Item 5, a subsidiary of BHC has entered into a definitive agreement with a subsidiary of Paramount Communications, Inc. ("PCI") to establish the United Paramount Television Network (the "Network"). The Network, which had been originally announced in October 1993, is scheduled to premiere its initial four hours of prime time programming in January 1995. BHC will provide funding for the Network until the PCI subsidiary exercises its option to acquire an equity interest in the Network equal to that held by BHC. PCI's option is exercisable at any time prior to its expiration on January 16, 1997. From July 1994 through January 1997, which includes both the pre-launch period and the first two years of Network operations, BHC expects to make minimum expenditures on behalf of the Network of at least $150 million. Since exact expenditures cannot be projected and Network revenues may not be significant during this period, actual funding requirements may exceed this expected level. Upon any exercise of the PCI option, BHC will recoup approximately one-half of its Network funding expenditures to that date (plus interest), and future expenditures will be shared equally with PCI. The expected net losses of the BHC subsidiary operating the Network will be fully reflected in BHC's net income.

Chris-Craft's television stations make commitments for programming that will not be available for telecasting until future dates. At June 30, 1994, commitments for such programming totalled approximately $140.2 million, including $39.9 million applicable to UTV. Chris-Craft capital expenditures generally have not been material in relation to its financial position, and the related commitments at June 30, 1994 (including any related to the Network) were not material. Chris-Craft expects that its expenditures for the Network, future film contract commitments and capital expenditure requirements for its present business will be satisfied primarily from operations or from current marketable securities or cash balances.

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


Results of Operations
- ---------------------

Chris-Craft 1994 second quarter operating revenues and operating income were the highest of any quarter in its history. Second quarter net income totalled $17,122,000, or $.59 per share, 147% greater than last year's income of $6,936,000, or $.24 per share, excluding after tax income associated with the Time Warner securities formerly held by BHC. The increase reflects record earnings at Chris-Craft's core Television Broadcasting Division as well as higher interest income. Including Time Warner income, net income in last year's second quarter totalled $62,474,000, or $2.22 per share.

Net income for the first six months of 1994 was $28,298,000, or $.98 per share, almost three times last year's income of $9,836,000, or $.34 per share, excluding Time Warner income. The increase again reflects record Television Division earnings and higher interest income. Net income in last year's corresponding period, including Time Warner income, totalled $111,975,000, or $3.98 per share.

Operating income and operating revenues for the second quarter and six month periods ended June 30, 1994 and 1993 are as follows (in thousands):

                        Operating Revenues    Operating Income
                        ------------------   ------------------
                          1994      1993       1994      1993
                        --------  --------   --------  --------
Second Quarter
  Television Division   $119,832  $113,199   $ 36,790  $ 26,428
  Industrial Division      6,298     7,078        430       315
  Corporate and other       -         -        (3,572)   (4,383)
                        --------  --------   --------  --------
                        $126,130  $120,277   $ 33,648  $ 22,360
                        ========  ========   ========  ========
Six Months
  Television Division   $215,800  $202,780   $ 57,066  $ 36,614
  Industrial Division     12,105    13,782        882       642
  Corporate and other       -         -        (6,921)   (8,182)
                        --------  --------   --------  --------
                        $227,905  $216,562   $ 51,027  $ 29,074
                        ========  ========   ========  ========

Television Division operating revenues rose a solid 6% in both the second quarter and six month periods, reflecting a general strengthening in demand for television advertising time. Programming expenses declined 10% in the second quarter and 9% in the six month period, and station earnings accordingly rose 40% and 51% in the respective periods. After corporate level expenses of BHC and UTV, Television Division operating income rose 39% in the second quarter, to $36,790,000 from last year's $26,428,000, and rose 56% in the six month period, to $57,066,000 from $36,614,000.

Industrial Division earnings rose modestly in both the second quarter and six month periods. After Chris-Craft corporate office expenses, consolidated operating income rose 50% in the second quarter, to $33,648,000 from $22,360,000, and 76% in the six months, to
$51,027,000 from $29,074,000.

Interest and other income increased to $15,403,000 from $10,134,000 in the second quarter, and to $29,302,000 from $16,103,000 in the six month period, primarily reflecting the placement of BHC's Time Warner proceeds in money market instruments.

Income associated with BHC's Time Warner securities reflects related dividend and interest income, as well as gains on disposition of $121,320,000 and $215,061,000, respectively, in the 1993 second quarter and six month periods.

                    CHRIS-CRAFT INDUSTRIES, INC.
                    ----------------------------
              PART II. OTHER INFORMATION AND SIGNATURE
              ----------------------------------------


Item 4:  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         The following matters were submitted to a vote of security holders at the Registrant's annual meeting of stockholders which was held on April 28, 1994.

         The following were elected directors, each receiving the numbers of votes set opposite his name:

                                                            Broker
                           For           Withheld          Non-votes
                           ---           --------          ---------

Howard Arvey             116,668,902         7,207            -0-

Lawrence R. Barnett      116,622,809        11,385            -0-

James J. Rochlis         116,624,297         9,897            -0-

John C. Siegel           116,629,425         5,934            -0-

Jeane J. Kirkpatrick     116,611,026         9,513            -0-

         The 1994 Management Incentive Plan was approved and adopted by the following vote:

                                                            Broker
              For          Against         Abstain         Non-votes
              ---          -------         -------         ---------

          110,263,146      2,554,793       1,113,553       3,448,554

         The 1994 Director Stock Option Plan was approved and adopted by the following vote:

                                                            Broker
              For          Against         Abstain         Non-votes
              ---          -------         -------         ---------

          110,351,668      2,480,275       1,099,548       3,448,554

         Performance based executive compensation was approved by the following votes for:

         (a)  Chief executive officer:

                                                            Broker
              For          Against         Abstain         Non-votes
              ---          -------         -------         ---------

         113,048,898      3,150,947        1,180,201          -0-

         (b)  Executive vice president:

                                                            Broker
              For          Against         Abstain         Non-votes
              ---          -------         -------         ---------

         113,175,213      3,159,867        1,044,966          -0-

          A stockholder's proposal relating to inclusion of women and minorities on the Board of Directors was disapproved by the following vote:
                                                            Broker
              For          Against         Abstain         Non-votes
              ---          -------         -------         ---------

           7,980,120    104,548,279        1,403,093       3,448,554

          At the meeting, the selection of Price Waterhouse as Chris-Craft's auditors for the current year was ratified by the following vote:
                                                            Broker
              For          Against         Abstain         Non-votes
              ---          -------         -------         ---------

         115,461,223      1,356,410          562,413          -0-

Item 5.  Other Information.
         ------------------

         United Paramount Television Network
         -----------------------------------

         On July 19, 1994 a subsidiary of BHC entered into a definitive agreement with a subsidiary of Paramount Communications, Inc. ("PCI") to formally establish the United Paramount Television Network (the "Network"). The Network, which had been originally announced in October 1993, is scheduled to premiere its initial four hours of prime time programming in January 1995. The six independent stations owned by BHC and United Television will be affiliates of the Network. BHC will provide funding for the Network until the PCI subsidiary exercises its option to acquire an equity interest in the Network equal to that held by BHC. PCI's option is exercisable at any time prior to its expiration on January 16, 1997. Upon any exercise of the PCI option, BHC will recoup approximately one-half of its Network funding expenditures to that date (plus interest), and future expenditures will be shared equally with PCI.


Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

        (a) None

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


                                     CHRIS-CRAFT INDUSTRIES, INC.
                                     ----------------------------
                                             (Registrant)


                                  By:    /s/ JOELEN K. MERKEL
                                     ----------------------------
                                           Joelen K. Merkel
                                     Vice President and Treasurer
                                    (Principal Accounting Officer)


Date:  August 15, 1994