Form 10-Q
period 1994-09-30
CHRIS CRAFT INDUSTRIES INC
filed 1994-11-14
CIK 20067

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                          FORM 10-Q
(MARK ONE)
   /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1994
                               -----------------------------------
                               OR
  / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

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

As of October 31, 1994 there were 21,217,9690 shares of the issuer's Common Stock outstanding and 7,523,939 shares of the issuer's Class B Common Stock outstanding.

                                       PART I -- FINANCIAL INFORMATION
                                        CHRIS-CRAFT INDUSTRIES, INC.
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (In thousands of dollars)
                                    -------------------------------------

                                                         September 30,    December 31,
                                                             1994           1993
                                                          ----------     ----------
                                                         (UNAUDITED)
ASSETS
- ------
CURRENT ASSETS:
  Cash and cash equivalents                              $   254,850    $    40,497
  Marketable (substantially all U.S.
    Government) securities                                 1,264,734      1,495,610
  Accounts receivable, net                                    77,576         89,869
  Film contract and prepaid broadcast rights                 103,306         98,882
  Prepaid expenses and other current assets                   70,167         65,913
                                                         -----------    -----------
    Total current assets                                   1,770,633      1,790,771
                                                         -----------    -----------
FILM CONTRACT AND PREPAID BROADCAST RIGHTS,
  less current portion                                        70,010         87,197
                                                         -----------    -----------
PROPERTY, PLANT AND EQUIPMENT, net                            53,519         54,461
                                                         -----------    -----------
INTANGIBLE ASSETS                                            330,945        333,925
                                                         -----------    -----------
OTHER ASSETS                                                  15,609         16,824
                                                         -----------    -----------
                                                         $ 2,240,716    $ 2,283,178
                                                         ===========    ===========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
- ----------------------------------------
CURRENT LIABILITIES:
  Film contracts payable within one year                 $    90,806    $   112,798
  Accounts payable and other liabilities                     102,815        107,338
  Income taxes payable                                        60,222         74,764
                                                         -----------    -----------
    Total current liabilities                                253,843        294,900
                                                         -----------    -----------
FILM CONTRACTS PAYABLE AFTER ONE YEAR                         91,725         95,699
                                                         -----------    -----------
OTHER LIABILITIES                                              9,929         18,737
                                                         -----------    -----------
MINORITY INTEREST                                            583,685        615,615
                                                         -----------    -----------
SHAREHOLDERS' INVESTMENT:
  Prior preferred stock - $1.00 dividend; currently
    authorized 73,399 shares; outstanding 73,399 shares        1,578          1,578
  Convertible preferred stock - $1.40 dividend;
    currently authorized 283,622 shares;
    outstanding 283,622 and 297,946 shares                     4,963          5,214
  Class B common stock - par value $.50 per share;
    authorized 50,000,000 shares; outstanding
    7,672,888 and 7,379,866 shares                             3,837          3,690
  Common stock - par value $.50 per share; authorized
    100,000,000 shares; outstanding 21,390,287 and
    19,911,536 shares                                         11,486         10,747
  Capital surplus                                            314,972        275,443
  Retained earnings                                          982,328        961,555
  Treasury stock, at cost                                     (9,206)          -
  Reduction to reflect marketable
    securities at fair value                                  (8,424)          -
                                                         -----------    -----------
                                                           1,301,534      1,258,227
                                                         -----------    -----------
                                                         $ 2,240,716    $ 2,283,178
                                                         ===========    ===========

      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                      CHRIS-CRAFT INDUSTRIES, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            (In thousands of dollars except per share data)
                                              (UNAUDITED)
                            -----------------------------------------------
                                                    Three Months               Nine Months
                                                Ended September 30,         Ended September 30,
                                              ----------------------    ----------------------
                                                 1994        1993          1994        1993
                                              ----------  ----------    ----------  ----------
OPERATING REVENUES                            $  112,803  $  106,725    $  340,708  $  323,287
                                              ----------  ----------    ----------  ----------
OPERATING EXPENSES:
  Expenses directly associated with revenues      62,999      57,583       182,950     187,057
  Selling, general and administrative             29,787      28,413        86,714      86,427
                                              ----------  ----------    ----------  ----------
                                                  92,786      85,996       269,664     273,484
                                              ----------  ----------    ----------  ----------
    Operating income                              20,017      20,729        71,044      49,803
                                              ----------  ----------    ----------  ----------
OTHER INCOME:
  Interest and other income, net                  16,995      10,696        46,297      26,799
  Income associated with Time Warner
    Inc. securities                                 -         12,340          -        253,739
                                              ----------  ----------    ----------  ----------
                                                  16,995      23,036        46,297     280,538
                                              ----------  ----------    ----------  ----------
    Income before income taxes
      and minority interest                       37,012      43,765       117,341     330,341

INCOME TAX PROVISION                               2,200      20,000        36,500     130,500
                                              ----------  ----------    ----------  ----------
    Income before minority interest               34,812      23,765        80,841     199,841

MINORITY INTEREST                                (12,390)    (10,753)      (30,121)    (74,854)
                                              ----------  ----------    ----------  ----------
    Net income                                $   22,422  $   13,012    $   50,720  $  124,987
                                              ==========  ==========    ==========  ==========
Net income per share:
  Primary                                     $      .77  $      .45    $     1.75  $     4.42
                                              ==========  ==========    ==========  ==========
  Fully diluted                               $      .60  $      .35    $     1.35  $     3.33
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

                                      CHRIS-CRAFT INDUSTRIES, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (In thousands of dollars)
                                               (UNAUDITED)
                            -----------------------------------------------
                                                                                 Nine Months
                                                                             Ended September 30,
                                                                           ----------------------
                                                                              1994        1993
                                                                           ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                               $   50,720  $  124,987
  Adjustments to reconcile net income to net cash provided from
     (used in) operating activities:
       Film contract payments                                                 (92,279)   (109,839)
       Film contract amortization                                              72,124      73,150
       Prepaid broadcast rights                                                 6,284     (34,426)
       Depreciation and other amortization                                     15,736      15,568
       Gain on disposition of marketable securities                              -       (219,349)
       Minority interest                                                       30,121      74,854
       Other                                                                      681       4,444
       Changes in assets and liabilities:
         Accounts receivable                                                   12,293       7,574
         Other assets                                                           1,055      (4,494)
         Accounts payable and other liabilities                                (1,338)     11,061
         Income taxes                                                          (7,330)     24,306
                                                                           ----------  ----------
           Net cash provided from (used in) operating activities               88,067     (32,164)
                                                                           ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Dispositions (purchases) of marketable securities, net                      201,077     (32,696)
  Capital expenditures, net                                                    (8,555)     (9,795)
  Other                                                                           (26)     (3,624)
                                                                           ----------  ----------
           Net cash provided from (used in) investing activities              192,496     (46,115)
                                                                           ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital transactions of subsidiaries                                        (69,368)    (20,926)
  Purchase of treasury stock                                                   (9,025)     (7,989)
  Proceeds from option exercises                                               12,638       2,423
  Repayment of long term debt                                                    -        (15,625)
  BHC dividend to public shareholders                                            -        (15,893)
  Other                                                                          (455)       (476)
                                                                           ----------  ----------
           Net cash used in financing activities                              (66,210)    (58,486)
                                                                           ----------  ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          214,353    (136,765)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 40,497     177,013
                                                                           ----------  ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $  254,850  $   40,248
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

                       CHRIS-CRAFT INDUSTRIES, INC.
                       ----------------------------
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          ----------------------------------------------------

1.   PRINCIPLES OF CONSOLIDATION:

     The accompanying condensed consolidated financial statements include the accounts of Chris-Craft Industries, Inc. and its subsidiaries, including Chris-Craft's majority owned (72% at September 30, 1994) television broadcasting subsidiary, BHC Communications, Inc., and BHC's majority owned (55% at September 30, 1994) subsidiary, United Television, Inc. (UTV). The pro rata interests of BHC and UTV minority shareholders in the net income of the respective companies are reflected in minority interest in the accompanying condensed consolidated statements of income. The minority shareholders' interests in the net assets of BHC and UTV are reflected as minority interest in the accompanying condensed consolidated balance sheets. Intercompany accounts and transactions have been eliminated.

     The financial information included herein has been prepared by Chris-Craft, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Chris-Craft believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in Chris-Craft's latest annual report on Form 10-K. The information furnished reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. Certain amounts for 1993 have been reclassified to conform to the 1994 presentation. The results for these interim periods are not necessarily indicative of results to be expected for the full year, due to seasonal factors, among others.

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

     At September 30, 1994, Chris-Craft's marketable securities, which consisted substantially of U.S. Government securities, had a carrying value of $1,287,652,000 and a fair value of $1,264,734,000. The difference of $22,918,000 ($8,424,000 net of income taxes and minority interest) is reflected as a reduction of shareholders' investment in the accompanying condensed consolidated balance sheet. Of the investments in U.S. Government securities, 61% mature within one year, 79% within two years and all within five years.


3.   SHAREHOLDERS' INVESTMENT:

     Chris-Craft paid 3% stock dividends on its common and Class B common stock in the respective shares of such classes on April 4, 1994. During the nine months ended September 30, 1994, 128,793 shares of Class B common stock were converted into 128,793 shares of common stock, and 14,324 shares of $1.40 convertible preferred stock were converted into 226,390 shares of common stock and 195,244 shares of Class B common stock. In addition, 776,848 shares of common stock, including 261,698 shares held in treasury, were issued upon exercise of stock options, and 261,698 shares of common stock were received in partial payment of option exercises. During the nine month period, 256,600 shares of common stock were purchased by Chris-Craft, all of which were held in treasury at September 30, 1994. As of September 30, 1994, 511,902 shares of common stock and 12,899 shares of $1.00 prior preferred stock remained authorized for purchase.

     As of September 30, 1994, shares of Chris-Craft's authorized but unissued common stock were reserved for issuance as follows:

                                                  Shares
                                                ----------
    Conversion of Class B common stock           7,672,888
    Conversion of $1.40 convertible
      preferred stock                            8,534,248*
    Stock options (including options
      outstanding for 1,285,191 shares)          3,676,409
    Stock purchase plan                             20,000
                                                ----------
                                                19,903,545
                                                ==========
         *Including Class B common shares.

4.   COMMITMENTS AND CONTINGENCIES:

     Commitments of BHC's television stations for film contracts entered into but not available for broadcasting at September 30, 1994 aggregated approximately $152.7 million, including $38.4 million applicable to UTV.

     BHC and the Paramount Television Group of Viacom, Inc. jointly operate the United Paramount Network, a fifth television network scheduled to premiere its initial four hours of prime time programming in January 1995. The cost of launching the Network will be significant. From July 1994 through January 1997, which includes both the pre-launch and the first two years of Network operations, BHC has agreed to make minimum expenditures on behalf of the Network of at least $150,000,000. However, actual Network expenditures and related operating losses for that period are anticipated to significantly exceed that amount. Expenditures after that period are also expected to be substantial. Network expenditures were not material in the third quarter or nine month periods.

     As set forth in Item 1 herein and Note 10 of Notes to Consolidated Financial Statements in Chris-Craft's 1993 Annual Report, Chris-Craft has been named as a defendant in certain actions seeking recovery for environmental damage allegedly related to the activities (discontinued since 1983) of 50% owned Montrose Chemical Corporation of California. Chris-Craft is unable to determine the amount of its liability, if any, relating to Montrose matters or whether any such liability would have a material effect on Chris-Craft's future financial position or results of operations.


5.     INCOME PER SHARE:

     Computations of income per share, all of which give retroactive effect to the April 1994 3% stock dividend, are as follows (in thousands of dollars except per share amounts):

                                     Three Months                  Nine Months
                                 Ended September 30,           Ended September 30,
                             --------------------------    --------------------------
                                 1994          1993            1994          1993
                             ------------  ------------    ------------  ------------
PRIMARY:
- --------
Average outstanding common
  and Class B common shares    28,681,268    27,805,069      28,563,520    27,725,797
Assumed exercise of
  stock options                   273,990       550,953         241,521       458,746
                             ------------  ------------    ------------  ------------
Total shares used in
  computation                  28,955,258    28,356,022      28,805,041    28,184,543
                             ============  ============    ============  ============

Net income                   $     22,422  $     13,012    $     50,720  $    124,987
  Preferred stock
    dividend requirements            (117)         (123)           (354)         (371)
                             ------------  ------------    ------------  ------------
                             $     22,305  $     12,889    $     50,366  $    124,616
                             ============  ============    ============  ============

Primary income per share     $        .77  $        .45    $       1.75  $       4.42
                             ============  ============    ============  ============
FULLY DILUTED:
- --------------
Average outstanding common
  and Class B common shares    28,681,268    27,805,069       28,563,520   27,725,797
Assumed conversion of
  $1.40 preferred stock         8,539,574     9,052,373        8,648,501    9,089,865
Assumed exercise of
  stock options                   349,662       653,325          362,535      713,434
                             ------------  ------------    ------------  ------------
Total shares used in
  computation                  37,570,504    37,510,767      37,574,556    37,529,096
                             ============  ============    ============  ============

Net income                   $     22,422  $     13,012    $     50,720  $    124,987
Preferred stock dividend
  requirements                        (18)          (18)            (55)          (55)
                             ------------  ------------    ------------  ------------
                             $     22,404  $     12,994    $     50,665  $    124,932
                             ============  ============    ============  ============

Fully diluted income
  per share                  $        .60  $        .35    $       1.35  $       3.33
                             ============  ============    ============  ============

                  CHRIS-CRAFT INDUSTRIES, INC.
                  ----------------------------
              MANAGEMENT'S DISCUSSION AND ANALYSIS
              ------------------------------------
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ------------------------------------------------

Liquidity and Capital Resources
- -------------------------------

Chris-Craft's core operating cash flow is generated primarily by the Television Division's broadcasting business. Television broadcasting cash flow generally parallels the earnings of Chris-Craft's television stations, adjusted to reflect (i) the difference between film contract payments and related film contract amortization and (ii) the effect of significant prepayments for other broadcast rights. The relationship between film contract payments and related amortization may vary greatly between periods (payments exceeded amortization by $20.2 million and $36.7 million, respectively, in the 1994 and 1993 nine month periods), and is dependent upon the mix of programs aired and payment terms of the stations' contracts. In the 1993 third quarter, a Television Division station made a $34.4 million right prepayment, of which $6.3 million was amortized in the first nine months of 1994. Station earnings rose strongly in the first nine months of 1994, and station cash flow increased 92%.

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

Total cash and marketable securities declined slightly to $1.52 billion at September 30, 1994 from $1.54 billion at December 31, 1993, despite operating cash flow in the nine month period of $88.1 million. Such decline primarily reflects BHC treasury stock expenditures totalling $60.9 million, Chris-Craft treasury stock expenditures of $9 million and a $22.9 million reduction in the carrying value of marketable securities to reflect their fair value.

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

Since April 1990, BHC's Board of Directors has authorized the purchase of up to 5,500,000 Class A common shares. Through September 30, 1994, 4,380,477 shares have been purchased for a total cost of $254.1 million, including $54.7 million applicable to shares purchased in the first nine months of 1994.

Chris-Craft intends to expand its operations in the media, entertainment and communications industries and to explore business opportunities in other industries. Chris-Craft currently has no outstanding debt, and believes it is capable of raising significant additional capital to augment its already substantial cash balances, if desired, to fund such additional expansion.

BHC and the Paramount Television Group of Viacom, Inc. jointly operate the United Paramount Network, a fifth television network scheduled to premiere its initial four hours of prime time programming in January 1995. The cost of launching the Network will be significant. From July 1994 through January 1997, which includes both the pre-launch and the first two years of Network operations, BHC has agreed to make minimum expenditures on behalf of the Network of at least $150,000,000. However, actual Network expenditures and related operating losses for that period are anticipated to significantly exceed that amount. Expenditures after that period are also expected to be substantial. Network expenditures were not material in the third quarter or nine month periods.

Chris-Craft's television stations make commitments for programming that will not be available for telecasting until future dates. At September 30, 1994, commitments for such programming totalled approximately $152.7 million, including $38.4 million applicable to UTV. Chris-Craft capital expenditures generally have not been material in relation to its financial position, and the related commitments at September 30, 1994 (including any related to the Network) were not material. Chris-Craft expects that its expenditures for the Network, future film contract commitments and capital expenditure requirements for its present business will be satisfied primarily from operations or from current marketable securities or cash balances.

As set forth in Note 4 and Item 1, Chris-Craft has been named as a defendant in certain actions seeking recovery for environmental damage allegedly related to the activities (discontinued since 1983) of 50% owned Montrose Chemical Corporation of California. Chris-Craft is unable to determine the amount of its liability, if any, relating to Montrose matters or whether any such liability would have a material effect on Chris-Craft's future financial condition or results of operations.


Results of Operations
- ---------------------

Chris-Craft third quarter net income increased 72% to $22,422,000, or $.77 per share, from last year's $13,012,000, or $.45 per share. Net income for the quarter included a $20,000,000 reversal of income taxes previously accrued by BHC, and last year's net income included $12,340,000 of income associated with BHC's former holdings of Time Warner securities.

Net income for the first nine months of 1994 totalled $50,720,000, or $1.75 per share, compared to $124,987,000 or $4.42 per share, last year. Excluding BHC's income tax reversal and Time Warner income, nine month net income totalled $41,321,000, or $1.42 per share, up 116% from last year's $19,162,000, or $.67 per share.

Operating revenues and operating income for the third quarter and nine month periods ended September 30, 1994 and 1993 are as follows (in thousands):

                        Operating Revenues    Operating Income
                        ------------------   ------------------
                          1994      1993       1994      1993
                        --------  --------   --------  --------
Third Quarter
  Television Division   $107,259  $100,216   $ 25,003  $ 25,862
  Industrial Division      5,544     6,509       (645)       24
  Corporate and other       -         -        (4,341)   (5,157)
                        --------  --------   --------  --------
                        $112,803  $106,725   $ 20,017  $ 20,729
                        ========  ========   ========  ========

Nine Months
  Television Division   $323,059  $302,996   $ 82,069  $ 62,476
  Industrial Division     17,649    20,291        237       666
  Corporate and other       -         -       (11,262)  (13,339)
                        --------  --------   --------  --------
                        $340,708  $323,287   $ 71,044  $ 49,803
                        ========  ========   ========  ========

Earnings of the Television Division's core television station group surpassed the corresponding prior year amount for the tenth consecutive quarter. Television station revenues grew 7% in both third quarter and nine month periods, reflecting generally strong demand for television advertising time. Programming expenses rose modestly in the third quarter, but declined 5% in the nine month period. Station earnings accordingly increased 11% and 35% in the respective periods. Third quarter Television Division operating income declined 3%, to $25,003,000 from $25,862,000, primarily due to higher program development expense. While programming development expense increased $4,125,000 in the first nine months of 1994, Television Division operating income for the period rose 31% to $82,069,000 from $62,476,000 last year.

Industrial Division operating revenue declined 15% in the third quarter and 13% in the nine month period, primarily reflecting the January 1994 sale of an unprofitable subsidiary. However, severe price competition in key product lines and operating inefficiencies resulted in a third quarter Industrial Division operating loss of $645,000 compared to operating income of $24,000 in last year's third quarter. Third quarter results were primarily responsible for a decline in nine month Industrial Division operating income to $237,000 from $666,000 last year.

Interest and other income increased to $16,995,000 from $10,696,000 in the third quarter, and to $46,297,000 from $26,799,000 in the nine month period, primarily reflecting the placement of BHC's Time Warner proceeds in money market instruments. In addition, Montrose related expenses were insignificant during the 1994 periods but totalled $4,444,000 in the first nine months of 1993.

Income associated with BHC's Time Warner securities reflects related dividend and interest income, as well as gains on disposition of $3,718,000 and $218,779,000, respectively, in the third quarter and nine month periods.

The BHC income tax reversal followed the favorable resolution of routine audits and reduced Chris-Craft's effective income tax rate to 6% from 46% in the third quarter, and to 31% from 40% in the nine month period.

                    CHRIS-CRAFT INDUSTRIES, INC.
                    ----------------------------
              PART II. OTHER INFORMATION AND SIGNATURE
              ----------------------------------------


Item 1.  Legal Proceedings.
         -----------------

         In October 1994, the plaintiffs in United States of America, et al. v. Montrose Chemical Corporation of California et al. produced their expert reports, as ordered by the U.S. District Court. The reports estimate alleged restoration damages to the coastal waters surrounding the Palos Verdes Peninsula near Los Angeles ranging between approximately $464 million and $1.1 billion, depending on which of various potential restoration alternatives are considered. These reports also estimate alleged "interim lost use values" of approximately $575 million and assessment costs of approximately $24 million. Chris-Craft, along with Montrose, Zeneca and other defendants, will, using their own expert testimony, vigorously challenge these estimates. Chris-Craft and these defendants continue to assert numerous other defenses to the plaintiffs' allegations.

         In September 1994, Chris-Craft was notified by the U.S. Environmental Protection Agency ("EPA") that it had designated the Company as one of several potentially responsible parties in connection with the Diamond Alkali Superfund Site on the Passaic River in Newark, New Jersey. The EPA alleges that hazardous substances were released into the Passaic River from a facility operated by a predecessor company, to which Chris-Craft is a successor by merger. The facility was sold by Chris-Craft in 1972. At the request of EPA, Maxus Energy Corporation, the former owner of the Diamond Alkali property, is currently performing a feasibility study to determine the extent of contamination in the area and to evaluate possible corrective actions. At the present time Chris-Craft is unable to determine whether it has any liability relating to the site, and EPA has declined to provide Chris-Craft with any estimate of the cost of the feasibility study currently underway.

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

          (a)  The following exhibits are filed herewith:

        Exhibit No.            Description
        -----------            -----------

           27                  Financial Data Schedule

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


                                     CHRIS-CRAFT INDUSTRIES, INC.
                                     ----------------------------
                                             (Registrant)


                                  By:    /s/ JOELEN K. MERKEL
                                     ----------------------------
                                           Joelen K. Merkel
                                     Vice President and Treasurer
                                    (Principal Accounting Officer)


Date:  November 14, 1994

                          EXHIBIT INDEX


Incorporated by
Reference to:        Exhibit No.              Exhibit
- -------------        -----------              -------


                        27           Financial Data Schedule