Form 10-K
CHRIS CRAFT INDUSTRIES INC
filed 1995-03-29
CIK 20067

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                               -----------------------

                                      FORM 10-K
(Mark One)
   [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                     For the fiscal year ended December 31, 1994

                                         OR

   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
               For the transition period from __________ to __________

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

      Title of each class                         Name of each Exchange
                                                   on which registered

      Prior Preferred Stock                      New York Stock Exchange, Inc.
       $1.00 cumulative dividend                 Pacific Stock Exchange, Inc.

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[ X ]  No [   ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.  [   ]

      The aggregate market value of the voting stock held by non-affiliates of the registrant, as of February 28, 1995, was approximately $897,000,000.

      As of February 28, 1995, there were 20,897,522 shares of the registrant's Common Stock and 7,531,802 shares of the registrant's Class B Common Stock outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE

            The documents incorporated by reference into this Form 10-K and the Parts hereof into which such documents are incorporated are listed below:


                       Document                           Part

Those portions of the registrant's annual                 I, II
report to stockholders for the fiscal year ended December 31, 1994 (the "Annual Report") that are specifically identified herein as incorporated by reference into this Form 10-K.

Those portions of the registrant's proxy                   III
statement for the registrant's 1995 Annual
Meeting (the "Proxy Statement") that are specifically identified herein as incorporated by reference into this Form 10-K.

                                    PART I


ITEM 1.     BUSINESS.

                                    General

      Chris-Craft Industries, Inc. ("Chris-Craft"), the registrant, was organized in Delaware in 1928 and adopted its present name in 1962. Chris-Craft's principal business is television broadcasting, conducted through its majority owned (73.1% at February 28, 1995) subsidiary, BHC Communications, Inc. ("BHC"), which owns 100% of Chris-Craft Television, Inc. ("CCTV"), 100% of Pinelands, Inc. ("Pinelands") and, as of February 28, 1995, 56.1% of United Television, Inc. ("UTV").

      At February 28, 1995, Chris-Craft (including UTV) had 1,072 full-time employees and 102 part-time employees.

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

      Commercial broadcast television stations may be either affiliated with one of the three national networks (ABC, NBC and CBS) or may be independent. In addition, Fox Broadcasting Company ("Fox") has established itself as a national network by entering into affiliation agreements with independent stations in many television markets. The United Paramount Network ("UPN"), a fifth broadcast television network jointly formed by BHC and the Paramount Television Group, a unit of Viacom Inc. ("Paramount"), began broadcasting a total of four hours of original prime time programming over two nights per week, in January 1995. As of February 28, 1995, UPN had 114 affiliates reaching more than 83% of all U.S. households, including all of BHC's and Paramount's independent stations, and UPN continues to seek additional affiliates to expand its household reach. Because of UPN's substantial start-up and expansion costs, and the intense competition that characterizes the broadcast television network business, UPN is not expected to become profitable in the near future.

      The following table sets forth certain information with respect to BHC's stations and their respective markets:

xxx

                                                Total
                                                Commercial
                         DMA TV                 Stations      Commercial
Station and              House-      DMA        Operating in  Cable
Location (a)    Channel  Holds (b)   Rank (b)   Market (c)    Penetration (d)
------------    -------  ---------   --------   ------------  ---------------
KCOP               13    4,936,180      2nd         7VHF          60%
  Los Angeles                                      10UHF

WWOR (e)           9     6,716,020      1st         6VHF          65%
  Secaucus                                         14UHF

KPTV               12      919,540     25th         4VHF          58%
  Portland                                          2UHF

KMSP               9     1,410,630     14th         4VHF          48%
  Minneapolis/                                      3UHF
     St. Paul

KTVX               4       638,450     37th         4VHF          52%
  Salt Lake City                                    2UHF

KMOL               4       627,920     39th         3VHF          64%
  San Antonio                                       3UHF

KBHK               44    2,250,600      5th         4VHF          68%
  San Francisco                                    10UHF

KUTP               45    1,132,600     19th         4VHF          54%
  Phoenix                                           4UHF

  _______________

(a) KCOP and KPTV are owned by CCTV; WWOR is owned by Pinelands; the remaining stations are owned by UTV. All stations are UPN affiliates (independent), except for KTVX, an ABC affiliate, and KMOL, an NBC affiliate.

(b) Designated Market Area ("DMA") is an exclusive geographic area consisting of all counties in which the home-market commercial stations received a preponderance of total viewing hours. The ranking shown is the nationwide rank, in terms of television house-holds in DMA, of the market served by the station. Source:
      Nielsen Media Research television households universe estimates.

(c) Additional channels have been allocated by the Federal Com-munications Commission ("FCC") for activation as commercial television stations in certain of these markets. Also, additional stations may be located within the respective DMAs of BHC stations but outside the greater metropolitan television markets in which BHC stations operate.

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

      These differences between operating as an independent and as a major-network affiliate have been reduced by the growth of the Fox network, which currently provides 15 weekly hours of programming during prime time and additional programming in other periods to many independents, and would be reduced further if UPN or another such network venture should successfully provide an expanded schedule of programming to other independents. Another feature of competition between major-network affiliates and independents is created by the FCC's "prime time access rule," which effectively prevents affiliates of the major networks in the country's fifty largest markets from broadcasting more than three hours of network or "off network" entertainment and/or sports between 7 and 11 p.m., Eastern time. ("Off network" shows are reruns of network programs that are distributed to stations on a syndicated basis.) One effect of this rule is to facilitate the purchase of the rights to popular "off network" shows by independent stations (including those affiliated with Fox or UPN).
Recently, however, the FCC has begun a proceeding to consider whether to retain, eliminate or modify this rule. Chris-Craft is unable to predict the outcome of these proceedings.


      Programming

      BHC's independent stations depend heavily on independent third parties for programming, as do BHC's network affiliates for their non-network broadcasts. Recognizing the need to have a more direct influence on the quality of programming available to its stations, and desiring to participate in potential profits through national syndication of programming, BHC has joined in the formation of UPN, and has begun to invest directly in the development of original programming.
The aggregate amount invested through December 31, 1994 was not significant to Chris-Craft's financial position. BHC's television stations also produce programming directed to meet the needs and interests of the area served, such as local news and events, public affairs programming, children's programming and sports.

      Programs obtained from independent sources consist principally of syndicated television shows, many of which have been shown previously on a network, and syndicated feature films, which were either made for network television or have been exhibited previously in motion picture theaters (most of which films have been shown previously on network and cable television). Syndicated programs are sold to individual stations to be broadcast one or more times. Independent television stations generally have large numbers of syndication contracts; each contract is a license for a particular series or program that usually prohibits licensing the same programming to other television stations in the same market. A single syndication source may provide a number of different series or programs.

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

      BHC television stations are frequently required to make substantial financial commitments to obtain syndicated programming while such programming is still being broadcast by a network and before it is available for broadcast by BHC stations or even before it has been produced. Generally, syndication contracts require the station to acquire an entire program series, before the number of episodes of original showings that will be produced has been determined. While analyses of network audiences are used in estimating the value and potential profitability of such programming, there is no assurance that a successful network program will continue to be successful or profitable when broadcast after network airing.

      For many years, the FCC has restricted the ability of television networks to acquire financial interests in the production of television shows by independent sources, or to participate in the syndication of television programs, either on a first-run or an off-network basis.
These rules were based in part on concern that networks engaged in syndication would have economic incentives to discriminate against independent stations (such as those owned by BHC) in making programs available in the syndication market, either by warehousing them or favoring the network's owned or affiliated stations. Late in 1992, the United States Court of Appeals for the Seventh Circuit remanded the rules to the FCC with instructions to revisit the need for them. In
1993, the FCC adopted new rules which allow networks to acquire financial interests and passive syndication rights in off-network programs, but bar them from actively syndicating such programs in the United States or delaying the entry into syndication of any long-running prime time network-owned series beyond the fourth year after its network debut. The new rules also bar networks from acquiring domestic financial interests or syndication rights in first-run programs, unless the network is the sole producer of the program, and prohibit networks from active domestic syndication of all first-run programs. However, these rules are scheduled to expire in November 1995, unless the FCC issues an order to the contrary. The new rules and the projected
"sunset" were upheld by the United States Court of Appeals for the Seventh Circuit on July 12, 1994. The FCC will conduct a review of whether the rules should be retained (with the burden of proof assigned to the proponents of retention) beginning in May 1995. Chris-Craft cannot predict the outcome of the proceedings in court or before the FCC.

      Pursuant to generally accepted accounting principles, commitments for programming not available for broadcast are not recorded as liabilities until the programming becomes available for broadcast, at which time the related contract right is also recorded as an asset. BHC television stations had prepaid broadcast rights, unamortized film contract rights for programming available for telecasting and deposits on film contracts for programming not available for telecasting aggregating $148,473,000 as of December 31, 1994. The stations were committed for film and sports rights contracts aggregating $146,400,000 for programming not available for broadcasting as of that date. License periods for particular programs or films generally run from one to five years. Long-term contracts for the broadcast of syndicated television series generally provide for an initial telecast and subsequent reruns for a period of years, with full payment to be made by the station over a period of time shorter than the rerun period. See Notes 1(C) and 9 of Notes to Consolidated Financial Statements.

      KTVX and KMOL are primary affiliates of their respective networks.
Network programs are produced either by the networks themselves or by independent production companies and are transmitted by the networks to their affiliated stations for broadcast.

      In general, major network primary affiliation agreements are automatically renewed for two-year periods, unless advance written notice of termination is given by either the affiliate or the network.
The agreement gives the affiliate the right to broadcast all programs transmitted by the network. The affiliate must run in its entirety, together with all network commercials, any network programming the affiliate elects to broadcast, and is allowed to broadcast a limited number of commercials it has sold. For each hour of programming broadcast by the affiliate, the network generally pays the affiliate a fee, specified in the agreement (although subject to change by the network), which varies in amount depending on the time of day during which the program is broadcast and other factors. Prime time programming generally earns the highest fee. A network may, and sometimes does, designate certain programs to be provided with no compensation to the station.

      An affiliate may accept or reject a program offered by a network and instead broadcast programming from another source. Rejection of a program gives the network the right to offer that program to another station in the area.

      In May 1994, the Fox network persuaded the owner of some (and prospective owners of other) VHF stations that were located in large markets and were then affiliated with major networks to switch (or agree to switch) those affiliations to Fox. The sharply increased competition among networks for station affiliates (as the displaced networks have sought alternate outlets) has resulted in the negotiation of some major-network affiliation agreements with terms as long as ten years and with guaranteed compensation to the affiliate at increased levels. However, no new uniform pattern exists.


      United Paramount Network

      In January 1995, UPN began broadcasting four hours of original prime time programming per week, consisting of Star Trek: Voyager, a one-hour science fiction adventure, and two half-hour comedies on Monday nights and two one-hour dramas on Tuesday nights. The network also broadcasts two hours of previously exhibited movies on Saturday afternoons and has announced plans to broadcast one hour of original children's programming on Sunday mornings, commencing in September 1995.
UPN intends, over the next several years, to expand its prime time programming to five nights per week, as well as to begin broadcasting in other day parts.

      UPN licenses its current programming, except for Star Trek:
Voyager, on the same bases as are customary in the industry and seeks license or ownership rights for all other programming from all available sources (including Paramount) on arms-length terms.

      UPN's primary affiliate station agreements have three year terms and provide commercial time to the stations as consideration for broadcasting the network's programming.

      BHC currently owns 100% of UPN, and Paramount has an option exercisable through January 15, 1997 to acquire an interest in the network equal to that of BHC. The option price is equivalent to approximately one-half of BHC's aggregate cash contributions to UPN through the exercise date, plus interest. Payment may be deferred through the option expiration date. BHC expenditures for UPN are expected to be substantial. See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 9 of Notes to
Consolidated Financial Statements.


      Sources of Revenue

      The principal source of revenues for BHC stations is the sale of advertising time to national and local advertisers. Such time sales are represented by spot announcements purchased to run between programs and program segments and by program sponsorship. The relative contributions of national and local advertising to BHC's gross revenues vary from time to time. During the year ended December 31, 1994, national advertising contributed 35%, and local advertising contributed 56%, of total gross revenues. Most advertising contracts are short-term. Like that of the television broadcasting business, generally, BHC's television business is seasonal. In terms of revenues, generally the fourth quarter is strongest, followed by the second, third and first.

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


      Government Regulation

      Television broadcasting operations are subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the
"Communications Act"). The Communications Act empowers the FCC, among other things, to issue, revoke or modify broadcast licenses, to assign frequencies, to determine the locations of stations, to regulate the broadcasting equipment used by stations, to establish areas to be served, to adopt such regulations as may be necessary to carry out the provisions of the Communications Act and to impose certain penalties for violation of its regulations. BHC television stations are subject to a wide range of technical, reporting and operational requirements imposed by the Communications Act or by FCC rules and policies.

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

      KMSP's license renewal was granted on April 15, 1993, and is due to expire on April 1, 1998. KTVX's license renewal was granted on September 29, 1993, and is due to expire on October 1, 1998. KUTP's license renewal was granted on March 28, 1994, and is due to expire on October 1, 1998. KCOP's license renewal was granted on April 18, 1994, and is due to expire on December 1, 1998. KMOL, WWOR, KBHK and KPTV have each filed timely renewal applications, which are pending. In all four cases, no competing applications have been filed, and the deadlines for filing such applications have expired. The license renewals of KMOL and WWOR have been opposed by petitions challenging each station's compliance with FCC requirements concerning equal employment opportunity. In each case, the station has vigorously opposed the petition or petitions, and Chris-Craft believes that those petitions are without merit. No petitions to deny either KBHK or the KPTV renewal application have been filed, and the deadlines for filing such petitions have expired. Pursuant to FCC requirements, each station's application has reported instances in which the station has exceeded the commercial limits applicable to children's programs. In the case of KBHK, these instances have been substantial; the FCC has recently granted renewals in such cases, subject to forfeitures of as much as $80,000.

      Under existing FCC regulations governing multiple ownership of broadcast stations, a license to operate a television station generally will not be granted to any party (or parties under common control) if such party directly or indirectly owns, operates, controls or has an attributable interest in another television or radio station serving the same market or area. The FCC, however, is favorably disposed to grant waivers of this rule for radio station-television station combinations in the top 25 television markets, in which there will be at least 30 separately owned, operated and controlled broadcast licenses, and in certain other circumstances.

      FCC regulations further provide that a broadcast license will not be granted if that grant would result in a concentration of control of radio and television broadcasting in a manner inconsistent with the public interest, convenience or necessity.  FCC rules generally deem such concentration of control to exist if any party, or any of its officers, directors or stockholders, directly or indirectly, owns, operates, controls or has an attributable interest in more than 12 television stations, or in television stations capable of reaching, in the aggregate, a maximum of 25% of the national audience.  This percentage is determined by the DMA market rankings of the percentage of the nation's television households considered within each market.
Because of certain limitations of the UHF signal, however, the FCC will attribute only 50% of a market's DMA reach to owners of UHF stations for
the purpose of calculating the audience reach limits.   Applying the 50%
reach attribution rule to UHF stations KBHK and KUTP, the eight BHC stations are deemed to reach approximately 18% of the nation's television households.  To facilitate minority group participation in radio and television broadcasting, the FCC will allow entities with attributable ownership interests in stations controlled by minority group members to exceed the ownership limits.

      The FCC's multiple ownership rules require the attribution of the licenses held by a broadcasting company to its officers, directors and certain of its stockholders, so there would ordinarily be a violation of FCC regulations where an officer, director or such a stockholder and a television broadcasting company together hold interests in more than the permitted number of stations or more than one station that serves the same area. In the case of a corporation controlling or operating television stations, such as Chris-Craft, there is attribution only to stockholders who own 5% or more of the voting stock, except for institutional investors, including mutual funds, insurance companies and banks acting in a fiduciary capacity, which may own up to 10% of the voting stock without being subject to such attribution, provided that such entities exercise no control over the management or policies of the broadcasting company.

      The FCC has recently begun a proceeding to consider liberalization of the various TV ownership restrictions described above, as well as changes (not all of which would be liberalizing in effect) in the rules for attributing the licenses held by an enterprise to various parties.
Chris-Craft is unable to predict the outcome of these proceedings.

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

      There are at least five other commercial television stations in each market served by a BHC station. Chris-Craft believes that the three VHF network-affiliated stations and the two other independent VHF stations in New York City generally attract a larger viewing audience than does WWOR, and that WWOR generally attracts a viewing audience larger than the audience attracted by the UHF stations in the New York
City market. In Los Angeles, the three VHF network-affiliated stations and two independent VHF stations generally attract a larger viewing audience than does KCOP, and KCOP generally attracts a viewing audience larger than the other independent VHF station and the ten UHF stations in Los Angeles. In Portland, the three VHF network-affiliated stations generally attract a larger audience than does KPTV, which generally attracts a larger audience than the other independent stations, both of which are UHF stations. Chris-Craft believes that, in Minneapolis/St.
Paul, KMSP generally attracts a smaller viewing audience than the three
VHF network-affiliated stations, but a larger viewing audience than the other independent stations, all of which are UHF stations. In Salt Lake
City, KTVX generally ranks first of the six television stations in terms of audience share. In San Antonio, KMOL generally ranks third of the six stations in terms of audience share. KBHK generally ranks fifth in terms of audience share, behind the one independent and three network-affiliated VHF television stations, of the 14 commercial television stations in San Francisco. KUTP generally ranks sixth in terms of audience share, of the eight commercial stations in the Phoenix market.

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

      FCC regulations requiring cable television stations to carry or reserve channels for retransmission of local broadcast signals have twice been invalidated in Federal court. In October 1992, Congress enacted legislation designed to provide television broadcast stations the right to be carried on cable television stations (and to be carried on specific cable channel positions), or (at the broadcaster's election) to prohibit cable carriage of the television broadcast station without its consent. This legislation is currently being challenged in the Federal courts, and Chris-Craft cannot predict the outcome. While
Federal law now generally prohibits local telephone companies from providing video programming to subscribers in their service areas, this restriction has been held constitutionally invalid by six federal district courts, and two such rulings have been affirmed by the United
States Courts of Appeals for the Fourth and Ninth Circuits. Legislation eliminating or relaxing this ban has also been proposed. One version of such legislation was adopted by the House of Representatives in 1994.
Chris-Craft is unable to predict the outcome of these developments.

      "Syndicated exclusivity" rules allow television stations to prevent local cable operators from importing distant television programming that duplicates syndicated programming in which local stations have acquired exclusive rights. In conjunction with these rules, network nonduplication rules protect the exclusivity of network broadcast programming within the local video marketplace. The FCC is also reviewing its "territorial exclusivity" rule, which limits the area in which a broadcaster can obtain exclusive rights to video programming.
Chris-Craft believes that the competitive position of BHC stations would likely be enhanced by an expansion of broadcasters' permitted zones of exclusivity.

      Alternative technologies could increase competition in the areas served by BHC stations and, consequently, could adversely affect their profitability. Two direct broadcast satellite ("DBS") systems began service in 1994. An additional challenge is now posed by multichannel multipoint distribution services ("MMDS"). Two four-channel MMDS licenses have been granted in most television markets. MMDS operation can provide commercial programming on a paid basis. A similar service can also be offered using the instructional television fixed service
("ITFS"). The FCC now allows the educational entities that hold ITFS licenses to lease their "excess" capacity for commercial purposes. The multichannel capacity of ITFS could be combined with either an existing single channel MDS or a new MMDS to increase the number of available channels offered by an individual operator. The emergence of home satellite dish antennas has also made it possible for individuals to receive a host of video programming options via satellite transmission.

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

      The broadcasting industry is continuously faced with technological changes, competing entertainment and communications media and governmental restrictions or actions of Federal regulatory bodies, including the FCC. These technological changes may include the introduction of digital compression by cable systems that would significantly increase the number and availability of cable program services with which BHC stations compete for audience and revenue, the establishment of interactive video services, and the offering of multimedia services that include data networks and other computer technologies. Such factors have affected, and will continue to affect, the revenue growth and profitability of Chris-Craft.


                        Industrial Division

      Chris-Craft Industrial Products, Inc., the wholly owned subsidiary of Chris-Craft that constitutes its Industrial Division, is primarily engaged in manufacturing plastic flexible films. These products are marketed as roll and cut stock as well as proprietary and private-label end products. The end products include plastic flexible films and water-soluble hospital laundry bags.

      Significant portions of the sales of the Industrial Division are to the flexible film packaging industry and health care facilities. Sales of particular items may vary widely from year to year as specifications, designs and other conditions change. The products of the Industrial
Division are sold by it directly and by sales agents and distributors.

      Sales of plastic film to a large chemical manufacturer and to a health care customer equalled 9.3% and 6.4% of 1994 Division revenues, respectively. Sales to these accounts are generally made on the basis of competitive bidding on each item sold. Similar arrangements with these customers have prevailed for a number of years. The loss of these customers, unless their business was replaced by others, would have an adverse effect on the Industrial Division. During 1994, non-woven fiber pads sold to one automotive supplier accounted for 17.5% of the Division's revenues. However, manufacturing of such fiber products for the automotive industry at the Division's Waterford, New York facility was discontinued at the end of 1994, except for small quantities needed in early 1995 to complete contract obligations. Employment of substantially all of the facility's approximately 100 employees was terminated in January and February 1995, and Chris-Craft is currently evaluating offers to purchase the assets located at the facility.

      On February 28, 1994, Chris-Craft Nonwovens, Inc. ("Nonwovens"), which manufactured non-woven materials for vinyl substrate in automotive, marine and decorative end uses, leased all of its equipment to an unaffiliated corporation which simultaneously assumed Nonwovens' lease on its Utica, New York facility. The new lessee purchased all of Nonwovens' inventory and hired its employees, in order to continue operation of the facility. The lessee purchased the equipment from Nonwovens on February 28, 1995. Following the lease closing on February
28, 1994, Nonwovens ceased operations other than collection of outstanding accounts receivable.


      Plastic Flexible Films

      Chris-Craft's plastic flexible films are based primarily on polyvinyl alcohol polymers; some of the film products are water-soluble in their end use applications while others are made water-insoluble.
Chris-Craft's major use for such film is in water-soluble packaging for pre-measured amounts of chemical compounds. The film is also used in the manufacture of water-soluble hospital laundry bags. Management is aware of competition from two other domestic and several foreign producers of similar film.

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

      The Industrial Division is faced with keen competition in each of its product lines from other companies that manufacture and sell these products.


      Raw Materials

      Principal raw materials used by the Industrial Division include polymers and chemical additives. These have generally been readily available from many sources.


ITEM 2.     PROPERTIES.

      Television Division

      KCOP owns its studios and offices in two buildings in Los Angeles containing a total of approximately 54,000 square feet located on adjacent sites having a total area of approximately 1.93 acres. KCOP's transmitter is located atop Mt. Wilson on property utilized pursuant to a permit issued by the United States Forest Service.

      KPTV owns its studios and offices in a building in Portland, Oregon, containing approximately 33,520 square feet located on a site of approximately 1.09 acres. Its transmitter is located on its own property at a separate site containing approximately 16.18 acres.

      WWOR owns office and studio facilities in Secaucus, New Jersey, containing approximately 110,000 square feet on approximately 3.5 acres and leases additional office space in New York City. Along with almost all of the television stations licensed to the New York market, WWOR's transmitter is located on top of the World Trade Center in New York City pursuant to a lease agreement which expires in 2004, unless terminated by WWOR in 1999.

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

      KBHK's transmitter is located on Mt. Sutro, as part of the Sutro
Tower complex, which also houses equipment for other San Francisco television stations and many of its FM radio stations. The lease for the Mt. Sutro facilities expires in February 2005 and is renewable for two five-year periods.

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


                                           Factory and Office
Plant Location    Principal Product        Space (Square Feet)   Site (Acres)
--------------    -----------------        -------------------   ------------
Gary, Indiana     Plastic flexible films         48,000               5
                  and water-disposable
                  hospital bags

Northbrook,       Health care products            5,166               --
Illinois

South Holland,    Warehouse for healthcare       33,000               --
Illinois          products distribution

Waterford, New    Carpet underlay and            100,000              18
York              automotive insulation
                  and sound control pads
                  (ceased production in
                  March 1995)

                                  __________________

      Chris-Craft believes its properties are adequate for their present uses.

ITEM 3.     LEGAL PROCEEDINGS.

      Montrose Chemical Corporation of California ("Montrose"), whose stock is 50% owned by Chris-Craft and 50% by a subsidiary of Zeneca
Holdings, Inc. ("Zeneca"), discontinued its manufacturing operations in 1983 and has since been defending claims for costs and damages relating to environmental matters. Chris-Craft has been named as a defendant in certain of these actions by plaintiffs seeking to hold Chris-Craft liable for Montrose activities.

      In April 1983, the United States of America and the State of
California instituted an action in the Federal District Court for the Central District of California, entitled United States of America et al.
v. J.B. Stringfellow, et al., Case No. 83-2501 JMI (MCX), against
Montrose and approximately 20 other defendants relating to alleged environmental impairment at the Stringfellow Hazardous Waste Disposal
Site in California. The complaint alleges that Montrose generated toxic wastes containing DDT which were deposited at the Stringfellow Site between 1969 and 1972, allegedly constituting approximately 19% by volume of all toxic wastes deposited at the site. During this period, the Stringfellow Site was licensed as a hazardous waste disposal facility by the State of California. The action seeks an injunction against numerous generators of waste materials which were deposited at the Stringfellow Site, including Montrose, the owners of the Stringfellow Site and others, to abate the release of substances from the site and to remedy allegedly hazardous conditions. The action seeks to impose joint and several liability against all defendants for all costs of removal and remedial action incurred by the Federal and state governments at the site. On September 30, 1990, the United States
Environmental Protection Agency ("EPA") issued a Record of Decision for the site which selected some of the interim remedial measures preferred by the EPA and the State, the estimated present value of the capital costs of which was estimated by them to be $169 million although the estimate purports to be subject to potential variations of up to 50%.
Plaintiffs also seek recovery for remedial expenditures. The action also seeks unspecified damages for alleged harm to natural resources.
On June 22, 1992, Montrose and other defendants signed a consent decree with the United States regarding certain remedial work at and near the Stringfellow Site, which decree was entered by the District Court in October 1992. On November 30, 1993 Special Master Harry V. Peetris entered a recommended ruling allocating liability at the site under both the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA" or the "Superfund" statute) and state law.
The CERCLA allocation was 65% to the State of California, 10% to the owners of the site and 25% to the generator defendants (including
Montrose). The state law allocation was 100% to the State and 0% to the Stringfellow entities. The Special Master's recommended ruling will be reviewed by the District Court before it enters a final allocation decision. The State is expected to appeal when the final order is entered by the District Court. In addition, in 1986-7 the United States
Department of Justice sought and received information regarding the relationship between Montrose and its two 50% shareholders. The
Department's inquiry was directed to the issue whether Chris-Craft, as a shareholder of Montrose, should be added as a party to the action.
Chris-Craft is not aware of any further action taken by the Department in this matter.

      In June 1990, the United States of America and the State of
California commenced an action in the United States District Court for the Central District of California, entitled United States of America et
al. v. Montrose Chemical Corporation of California et al., Civil Action
No. 90-3122 AAH (JRX), against, among others, Montrose and Chris-Craft.
Certain United States affiliates of Zeneca the "Zeneca Affiliates"), as well as Westinghouse Electric Corporation, Potlatch Corporation and
Simpson Paper Company, which have no connection with Chris-Craft, were also named as defendants. Brought under CERCLA, plaintiffs alleged with respect to Montrose, Chris-Craft, and the Zeneca Affiliates, in the
first cause of action, that Montrose released hazardous substances, including DDT, into the environment in and around Los Angeles,
California, including the waters surrounding the Palos Verdes Peninsula, the Los Angeles-Long Beach Harbor, and the Channel Islands.  The first cause of action also alleged that other of the defendants released PCBs into the same waters.  The complaint sought a declaration that defendants are jointly and severally liable for damages (in amounts not specified), including loss of use and cost of restoration, resulting from injury to natural resources caused by the alleged releases, plaintiffs' response costs incurred in connection with such damage, and plaintiff's costs in assessing such damages.  In the second cause of action, plaintiffs also sought to hold Montrose, Chris-Craft, and the
Zeneca Affiliates jointly and severally liable for all costs incurred in connection with alleged hazardous substance contamination to soil and ground water at the site of Montrose' former plant in Torrance,
California.  In October 1994, as required by a case management order
(which anticipates a trial in 1998 or later), the plaintiffs produced expert reports to support the first cause of action describing both the alleged natural resources damages and also possible restoration plans for dredging or capping the allegedly contaminated ocean sediments.
Although the plaintiffs have stated that they have not completed their restoration analysis, based on their current knowledge, they would seek to recover between approximately $300 million and $1.1 billion from the defendants not participating in the purported settlement described
below.   On March 21, 1995, after an appeal by Montrose, Chris-Craft, and the Zeneca Affiliates, the United States Court of Appeals for the
Ninth Circuit reversed an April 1993 District Court order approving a purported settlement between plaintiffs, the Los Angeles
County Sanitation District ("LACSD"), and numerous municipalities and local government entities that had been sued by Montrose, Chris-Craft, and other defendants as third-party defendants.  The purported settlement would have resolved all liability between the plaintiffs and the LACSD and the government entities for approximately $42 million in cash and in-kind services, and purported to immunize the settling defendants from the cross-claims and third party claims of Montrose and
Chris-Craft.

      On March 22, 1995, the District Court in U.S. v. Montrose granted the defendants' motion for summary judgment on the first cause of action, ruling that the government's claim for natural resource damages was barred by the applicable statute of limitations. The effect of this ruling is to dismiss the natural resources damages claims. In addition, the Court ruled on other motions that CERCLA would limit the collective maximum liability of Montrose, Chris-Craft, and the Zeneca Affiliates for natural resource damages to $50 million and further that the government would have the burden of proving that any alleged damages are the result of releases occurring after enactment of CERCLA in 1980.
The District Court has issued an order certifying its rulings for appeal, and, at this time, it is uncertain what action the Court of Appeals will take.

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

      Montrose is a defendant in a case entitled Levin Metals
Corporation, et al. v. Parr-Richmond Terminal Company, et al., Case Nos.
C-84-6273 BAC, C-84-6234 BAC and C-85-4776 BAC in the United States
District Court for the Northern District of California, in which it is alleged that Montrose contributed to the contamination of certain real property in Richmond, California, and in which damages claimed exceed
$15 million.  In March 1990, the EPA added the site to the "National
Priority List", which covers sites eligible for remediation under the Superfund program. In December 1992, two parties to the Parr-Richmond action filed pleadings naming Chris-Craft as a defendant alleging, among other things, that Chris-Craft is secondarily liable under corporate liability theories for Montrose's liabilities, if any. Chris-Craft filed an answer denying liability on June 11, 1993, asserting numerous affirmative defenses and filing counterclaims. During October 1994 -
January 1995, the parties to the Levin case, along with EPA, participated in extensive mediation proceedings in an attempt at settlement. These proceedings culminated in a proposed partial settlement by EPA with parties other than Montrose and Chris-Craft.
Montrose and Chris-Craft are continuing to negotiate with the settling parties and the EPA, and likely will object to the partial settlement if not allowed to participate in it.

      In January 1990, Montrose and Chris-Craft were each notified by the United States National Oceanic and Atmospheric Administration that the
United States intends to name each of them as a defendant in an action seeking recovery for alleged damage to natural resources emanating from the Richmond site. Chris-Craft has received no further correspondence about this possible claim.

      In August 1992, Montrose was named one of approximately 18 defendants in Alderman, et al. v. Cadillac Fairview/California, Inc., et al., Case No. BC062039 in Los Angeles County (California) Superior
Court, where approximately 100 individual plaintiffs seek to recover unspecified amounts for alleged personal injuries and property damage purportedly caused by contamination at two neighboring properties in California, one of which formerly was used by Montrose for manufacturing operations. Chris-Craft was added as a defendant in December 1992. In
January 1993, Chris-Craft filed an answer denying the allegations against it and denying any and all liability. No substantial discovery has yet occurred in the Alderman action. A statement of damages filed by the plaintiffs alleges general damages of $7 million. Settlement mediation under the auspices of a retired judge began in February 1995.

      In October 1992, Montrose was named one of approximately 20 defendants in T H Agriculture and Nutrition Company, Inc. v. Aceto
Chemical Co., Inc., Case No. CV-F-93-5404 DWW/DLB in the Federal
District Court for the Eastern District of California, where it is alleged Montrose contributed to contamination at a former pesticide formulation site in Fresno, California and where damages claimed exceed
$21 million. During 1993, Montrose rejected a settlement demand by the plaintiffs of $12.69 million. Chris-Craft was added as a defendant in January 1994 on the grounds that it is secondarily liable for any liabilities of Montrose. Under a case management order, the proceedings are stayed as to Chris-Craft, pending a trial on the claims against Montrose and other defendants.

      In September 1994, EPA notified Chris-Craft that it had been designated as a "potentially responsible party" under CERCLA (a "PRP") in connection with the Diamond Alkali Superfund Site on the Passaic
River in Newark, New Jersey. The EPA alleges that hazardous substances were released into the river from a facility operated by a predecessor company. The facility was located adjacent to the Diamond Alkali property, but not on the riverfront, and was sold by Chris-Craft in 1972. Chris-Craft disputes that it is a responsible party. At the request of EPA, Maxus Energy Corp., the former owner of the Diamond
Alkali property and a designated PRP at the site, is currently performing a feasibility study estimated to cost approximately $10 million to determine the extent of contamination in the area and to evaluate possible corrective actions.

      In each case involving Montrose where Chris-Craft has been named as a defendant, Chris-Craft contends that it is not liable and that it neither owned nor operated the facilities involved, nor did it arrange for the disposal of hazardous substances. Chris-Craft and its predecessors were shareholders of Montrose and provided certain management services to Montrose as it conducted its operations. Based on the available information, the status of the proceedings, and the applicable legal and accounting standards, Chris-Craft, in reliance, among other things, on the advice of counsel, believes that it should have no liability (under CERCLA or otherwise) for the operations of Montrose and does not presently consider liability to be "probable" in any of the Montrose-related cases. Accordingly, under Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," no amount has been reserved in Chris-Craft's financial statements. The
Diamond Alkali Superfund Site matter does not include Montrose, but based on the review to date by Chris-Craft and its counsel, they believe
Chris-Craft has been erroneously identified as a PRP at the site; Chris-
Craft is unable to determine at this stage if it could have any liability at the site.

      If a court ultimately rejected Chris-Craft's defenses, under CERCLA
Chris-Craft could be held jointly and severally liable, without regard to fault, for response costs and natural resource damages. A liable party's ultimate liability at a site generally depends on its involvement at the site, the nature and extent of contamination, the remedy selected, the role of other parties in creating the alleged contamination and the availability of contribution from those parties, as well as any insurance or indemnification agreements which may apply.
In most cases, both the resolution of the complex issues involved and any necessary remediation expenditures occur over a number of years.
Future legal and technical developments in each of the foregoing matters will be periodically reviewed to determine if the accrual of reserves would be appropriate.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers of Chris-Craft, as of February 28, 1995, are as follows:

                                                                Has served
                           Positions with Chris-Craft           as officer
     Name                  and age as of February 28, 1995        since
     ----                  -----------------------------        ----------
Herbert J. Siegel          Chairman of the Board and               1968
                           President; 66

Evan C Thompson            Executive Vice President and            1982
                           President, Television Division;
                           52

John C. Siegel             Senior Vice President; 42               1985

William D. Siegel          Senior Vice President; 40               1985

Joelen K. Merkel           Vice President and Treasurer; 43        1980

Brian C. Kelly             General Counsel and Secretary; 43       1992

      The principal occupation of each of the individuals for the past five years is stated in the foregoing table, except that prior to being elected General Counsel and Secretary of Chris-Craft on December 14, 1992, Brian C. Kelly served as President of Finevest Foods, Inc. ("Finevest") from July 1992 through December 13, 1992, served as Executive Vice President, General Counsel and Secretary of Finevest from March 1992 until July 1992 and served as Vice President, General Counsel and Secretary of Finevest until February 1992. Finevest filed a Chapter 11 bankruptcy petition on February 11, 1991, and emerged from bankruptcy on July 9, 1992 pursuant to a confirmed reorganization plan. All officers hold office until the meeting of the Board following the next annual meeting of stockholders or until removed by the Board.

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

                                      PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information appearing in the Proxy Statement under the captions ELECTION OF DIRECTORS-Nominees of the Board of Directors and ELECTION OF DIRECTORS-- Compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by this reference. Information relating to Chris-Craft's executive officers is set forth in Part I under the caption EXECUTIVE OFFICERS OF THE REGISTRANT.


ITEM 11.    EXECUTIVE COMPENSATION.

      The information appearing in the Proxy Statement under the caption ELECTION OF DIRECTORS-Executive Compensation is incorporated herein by this reference.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT.

      The information appearing in the Proxy Statement under the caption ELECTION OF DIRECTORS-Voting Securities of Certain Beneficial Owners and Management is incorporated herein by this reference.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information appearing in the Proxy Statement under the caption ELECTION OF DIRECTORS-Certain Relationships and Related
Transactions is incorporated herein by this reference.

                                       PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
            REPORTS ON FORM 8-K.

      (a)  The following documents are filed as part of this report:

            1. The financial statements and quarterly financial information incorporated by reference from the Annual Report pursuant to Item 8.

            2. Exhibits listed in the Exhibit Index, including compensatory plans or arrangements listed below:

                  -  Benefit Equalization Plan
                  -  1988 Management Incentive Plan
                  -  1989 Director Stock Option Plan
                  -  1994 Management Incentive Plan
                  -  1994 Director Stock Option Plan
                  - Employment Agreement dated as of January 1, 1994 between Herbert J. Siegel and Chris-Craft.
                  - Employment Agreement dated as of January 1, 1994 between Evan C Thompson and Chris-Craft.


      (b) No reports on Form 8-K were filed by the registrant during the last quarter of the period covered by this report.

                                     SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 29, 1995

                                      CHRIS-CRAFT INDUSTRIES, INC.
                                      ----------------------------
                                               (Registrant)

                                      By:   WILLIAM D. SIEGEL
                                            ----------------------
                                            William D. Siegel
                                            Senior Vice President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature and Title                      Date


      HERBERT J. SIEGEL                        March 29, 1995
      -------------------------
      Herbert J. Siegel
      Chairman, President and
        Director (principal
        executive officer)

      WILLIAM D. SIEGEL                        March 29, 1995
      -------------------------
      William D. Siegel
      Senior Vice President and
        Director (principal
        financial officer)

      JOELEN K. MERKEL                         March 29, 1995
      -------------------------
      Joelen K. Merkel
      Vice President and Treasurer
        (principal accounting officer)

      EVAN C THOMPSON                          March 29, 1995
      -------------------------
      Evan C Thompson
      Executive Vice President and
        Director

      HOWARD ARVEY                             March 29, 1995
      -------------------------
      Howard Arvey
      Director

      LAWRENCE R. BARNETT                      March 29, 1995
      -------------------------
      Lawrence R. Barnett
      Director

      T. CHANDLER HARDWICK, III                March 29, 1995
      -------------------------
      T. Chandler Hardwick, III
      Director

      JEANE J. KIRKPATRICK                     March 29, 1995
      -------------------------
      Jeane J. Kirkpatrick
      Director

      DAVID F. LINOWES                         March 29, 1995
      -------------------------
      David F. Linowes
      Director

      NORMAN PERLMUTTER                        March 29, 1995
      -------------------------
      Norman Perlmutter
      Director

      JAMES J. ROCHLIS                         March 29, 1995
      -------------------------
      James J. Rochlis
      Director

      ALVIN R. ROZELLE                         March 29, 1995
      -------------------------
      Alvin R. Rozelle
      Director

      JOHN C. SIEGEL                           March 29, 1995
      -------------------------
      John C. Siegel
      Director

                   CHRIS-CRAFT INDUSTRIES, INC. AND SUBSIDIARIES

                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED FINANCIAL STATEMENTS:

      Report of Independent Accountants

      Consolidated Balance Sheets - December 31, 1994 and 1993

      Consolidated Statements of Income - For the Years
       Ended December 31, 1994, 1993 and 1992

      Consolidated Statements of Cash Flows - For the Years
       Ended December 31, 1994, 1993 and 1992

      Consolidated Statements of Shareholders' Investment - For the Years Ended December 31, 1994, 1993 and 1992

      Notes to Consolidated Financial Statements

                                EXHIBIT INDEX

Incorporated by
Reference to:              Exhibit No.      Exhibit
---------------            -----------      -------
Exhibit 3(A) [1]               3.1          Restated Certificate
                                            of Incorporation

Exhibit 3(B) [2]               3.2          Restated By-Laws

Exhibit 11(H) [2]             10.1          Benefit Equalization Plan of
                                            registrant

Exhibit 10(B)(1) [5]          10.2          Amendment No. 1 thereto

     *                        10.3          Amendment No. 2 thereto

Exhibit 10(B) [8]             10.4          Employment Agreement dated
                                            January 1, 1994 between
                                            registrant and Herbert J. Siegel

Exhibit 10(C) [8]             10.5          Split-Dollar Agreement dated
                                            January 6, 1994 between
                                            registrant and William D. Siegel

Exhibit 10(D) [8]             10.6          Split-Dollar Agreement dated
                                            January 6, 1994 between
                                            registrant and John C. Siegel

Exhibit 10(E) [3]             10.7          Form of Agreement under Executive
                                            Deferred Income Plan of
                                            registrant

Exhibit 10(F) [8]             10.8          Employment Agreement dated
                                            January 1, 1994 between
                                            registrant and Evan C Thompson

Exhibit A to Proxy            10.9          1988 Management Incentive Plan
Statement of registrant
dated March 23, 1988 (File
No. 1-2999)

Exhibit 10(G)(1) [7]          10.10         Amendment No. 1 thereto

Exhibit 10(c) [4]             10.11         Management Agreement between
                                            the registrant and BHC dated
                                            July 21, 1989

Exhibit 19 [6]                10.12         Amendment No. 1 thereto dated
                                            October 31, 1991

Exhibit 10(H)(2) [8]          10.13         Amendment No.2 thereto dated
                                            March 24, 1994

Exhibit A to Proxy            10.14         1989 Director Stock Option Plan
Statement of registrant
dated April 26, 1990
(File No. 1-2999)

Exhibit 10(I)(1) [7]          10.15         Amendment No. 1 thereto

Exhibit A to registrant's     10.16         1994 Management Incentive Plan
proxy statement dated
March 25, 1994 (File
No. 1-2999)

Exhibit B to registrant's     10.17         1994 Director Stock Option Plan
proxy statement dated
March 25, 1994 (File
No. 1-2999)

Exhibit 10.10 [9]             10.18         Option Agreement dated July 19,
                                            1994 between BHC Network Partner,
                                            Inc. and PCI Network Partner,
                                            Inc.

     *                         11           Computation of Primary and
                                            Fully Diluted Income per Share

     *                         13           Portions of the Annual Report
                                            incorporated by reference

     *                         21           Subsidiaries of the registrant

     *                         23           Consent of Price Waterhouse LLP

     *                         27           Financial Data Schedule
_________________________

  *   Filed herewith.

 [1]  Registrant's Annual Report on Form 10-K for the year ended
      December 31, 1986.

 [2]  Registrant's Registration Statement on Form S-1 (Regis. No. 2-
      65906).

 [3]  Registrant's Annual Report on Form 10-K for the fiscal year ended
      August 31, 1983.

 [4]  BHC's Registration Statement on Form S-1 (Regis. No. 33-31091).

 [5]  Registrant's Annual Report on Form 10-K for the year ended
      December 31, 1989.

 [6] Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1991.

 [7]  Registrant's Annual Report on Form 10-K for the year ended
      December 31, 1991.

 [8]  Registrant's Annual Report on Form 10-K for the year ended
      December 31, 1993.

 [9]  BHC's Annual Report on Form 10-K for the year ended December 31,
      1994.


