Form 10-Q
period 1995-03-31
CHRIS CRAFT INDUSTRIES INC
filed 1995-05-12
CIK 20067

SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549
                       FORM 10-Q
(MARK ONE)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 1995
                               --------------------------------
                            OR
/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

              Commission File Number: 1-2999
              ------------------------------
               CHRIS-CRAFT INDUSTRIES, INC.
               ----------------------------
    (Exact name of Registrant as specified in its charter)

      Delaware                             94-1461226
- ----------------------------    -------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification
incorporation or organization)                     No.)

767 Fifth Avenue, New York, New York                  10153
- -------------------------------------               ----------
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

As of April 30, 1995 there were 21,302,847 shares of the issuer's
Common Stock outstanding and 7,707,501 shares of the issuer's Class B Common Stock outstanding.

                                  PART I -- FINANCIAL INFORMATION
                                   CHRIS-CRAFT INDUSTRIES, INC.
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (In thousands of dollars)
                               -------------------------------------

                                                          March 31,    December 31,
                                                            1995           1994
                                                         -----------   ------------
                                                         (UNAUDITED)
ASSETS
- ------
CURRENT ASSETS:
  Cash and cash equivalents                              $   158,670   $    226,183
  Marketable securities (substantially
    all U.S. Government securities)                        1,352,059      1,294,278
  Accounts receivable, net                                    78,387         99,775
  Film contract and prepaid broadcast rights                  82,709         89,245
  Prepaid expenses and other current assets                   55,710         59,478
                                                         -----------    -----------
    Total current assets                                   1,727,535      1,768,959
                                                         -----------    -----------
FILM CONTRACT AND PREPAID BROADCAST RIGHTS,
  less current portion                                        53,309         59,228
                                                         -----------    -----------
PROPERTY, PLANT AND EQUIPMENT, net                            48,968         51,624
                                                         -----------    -----------
INTANGIBLE ASSETS                                            326,260        329,517
                                                         -----------    -----------
OTHER ASSETS                                                  23,163         22,889
                                                         -----------    -----------
                                                         $ 2,179,235    $ 2,232,217
                                                         ===========    ===========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
- ----------------------------------------
CURRENT LIABILITIES:
  Film contracts payable within one year                 $    75,932    $    81,696
  Accounts payable and other liabilities                      96,199        100,984
  Income taxes payable                                        56,127         60,877
                                                         -----------    -----------
    Total current liabilities                                228,258        243,557
                                                         -----------    -----------
FILM CONTRACTS PAYABLE AFTER ONE YEAR                         82,185         89,048
                                                         -----------    -----------
OTHER LIABILITIES                                              9,202          9,192
                                                         -----------    -----------
MINORITY INTEREST                                            563,401        584,202
                                                         -----------    -----------
SHAREHOLDERS' INVESTMENT:
  Prior preferred stock - $1.00 dividend; currently
    authorized 73,399 shares; outstanding 73,399 shares        1,578          1,578
  Convertible preferred stock - $1.40 dividend;
    currently authorized 282,267 shares;
    outstanding 282,267 and 282,826 shares                     4,940          4,949
  Class B common stock - par value $.50 per share;
    authorized 50,000,000 shares; outstanding
    7,742,358 and 7,567,821 shares                             3,871          3,784
  Common stock - par value $.50 per share; authorized
    100,000,000 shares; outstanding 21,672,984 and
    20,979,174 shares                                         11,627         11,280
  Capital surplus                                            324,049        298,090
  Retained earnings                                          967,781        996,331
  Treasury stock, at cost                                    (14,232)          -
  Reduction to reflect marketable
    securities at market value                                (3,425)        (9,794)
                                                         -----------    -----------
                                                           1,296,189      1,306,218
                                                         -----------    -----------
                                                         $ 2,179,235    $ 2,232,217
                                                         ===========    ===========

      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                          CHRIS-CRAFT INDUSTRIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (In thousands of dollars except per share data)
                                  (UNAUDITED)
                -----------------------------------------------
                                                         Three Months
                                                        Ended March 31,
                                                     ----------------------
                                                        1995        1994
                                                     ----------  ----------
OPERATING REVENUES                                   $  108,709  $  101,775
                                                     ----------  ----------
OPERATING EXPENSES:
  Expenses directly associated with revenues             53,989      56,388
  Selling, general and administrative                    30,940      28,008
                                                     ----------  ----------
                                                         84,929      84,396
                                                     ----------  ----------
    Operating income                                     23,780      17,379
                                                     ----------  ----------
OTHER INCOME (EXPENSE):
  Interest and other income, net                         20,820      13,899
  Equity in United Paramount Network loss               (38,403)       -
                                                     ----------  ----------
                                                        (17,583)     13,899
                                                     ----------  ----------
    Income before income taxes
      and minority interest                               6,197      31,278

INCOME TAX PROVISION                                      2,500      13,300
                                                     ----------  ----------
    Income before minority interest                       3,697      17,978

MINORITY INTEREST                                        (3,383)     (6,802)
                                                     ----------  ----------
    Net income                                       $      314  $   11,176
                                                     ==========  ==========
Net income per share:
  Primary                                            $      .01  $      .38
                                                     ==========  ==========
  Fully diluted                                      $      .01  $      .29
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

                                 CHRIS-CRAFT INDUSTRIES, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In thousands of dollars)
                                          (UNAUDITED)
                       -----------------------------------------------
                                                                      Three Months
                                                                     Ended March 31,
                                                                 ----------------------
                                                                    1995        1994
                                                                 ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                      $      314  $   11,176
 Adjustments to reconcile net income to net cash
  provided from operating activities:
    Film contract payments                                          (23,520)    (36,893)
    Film contract amortization                                       17,612      25,107
    Depreciation and other amortization                               5,104       5,233
    Equity in United Paramount Network loss                          38,403        -
    Minority interest                                                 3,383       6,802
    Other                                                               563        (102)
    Changes in assets and liabilities:
      Accounts receivable                                            21,388      15,748
      Other assets                                                    2,337       3,439
      Accounts payable and other liabilities                         (7,678)     (7,502)
      Income taxes                                                   (3,813)      8,415
                                                                 ----------  ----------
          Net cash provided from operating activities                54,093      31,423
                                                                 ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Dispositions (purchases) of marketable securities, net             (48,838)    163,600
 Investment in and advances to United Paramount Network             (38,028)       -
 Capital expenditures, net                                             (852)     (3,240)
 Other                                                                 (249)         42
                                                                 ----------  ----------
          Net cash provided from (used in) investing activities     (87,967)    160,402
                                                                 ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Capital transactions of subsidiaries                               (20,505)    (49,834)
 Purchase of treasury stock                                         (13,067)     (2,930)
 Proceeds from option exercises                                         149       7,483
 Other                                                                 (216)       (219)
                                                                 ----------  ----------
          Net cash used in financing activities                     (33,639)    (45,500)
                                                                 ----------  ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (67,513)    146,325

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      226,183      40,497
                                                                 ----------  ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $  158,670  $  186,822
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

                       CHRIS-CRAFT INDUSTRIES, INC.
                       ----------------------------
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          ----------------------------------------------------

1.   PRINCIPLES OF CONSOLIDATION:

     The accompanying condensed consolidated financial statements include the accounts of Chris-Craft Industries, Inc. and its subsidiaries, including Chris-Craft's majority owned (73% at March 31, 1995) television broadcasting subsidiary, BHC Communications, Inc., and BHC's majority owned (56% at March 31, 1995) subsidiary, United Television, Inc. (UTV). The pro rata interests of BHC and UTV minority shareholders in the net income of the respective companies are reflected in minority interest in the accompanying condensed consolidated statements of income. The minority shareholders' interests in the net assets of BHC and UTV are reflected as minority interest in the accompanying condensed consolidated balance sheets. Intercompany accounts and transactions have been eliminated.

     The financial information included herein has been prepared by Chris-Craft, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Chris-Craft believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in Chris-Craft's latest annual report on Form 10-K. The information furnished reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. Certain amounts for 1994 have been reclassified to conform to the 1995 presentation. The results for these interim periods are not necessarily indicative of results to be expected for the full year, due to seasonal factors, among others.

2.   MARKETABLE SECURITIES:

     In accordance with Statement of Financial Accounting Standards
(SFAS) No. 115, "Accounting for Certain Investments in Debt and
Equity Securities", Chris-Craft classifies its marketable securities as available-for-sale.

     At March 31, 1995, Chris-Craft's marketable securities, which consisted substantially of U.S. Government securities, had a carrying value of $1,361,818,000 and a fair value of $1,352,059,000. The difference of $9,759,000 ($3,425,000 net of income taxes and minority interests) is reflected as a reduction of shareholders' investment in the accompanying condensed consolidated balance sheet. Of the investments in U.S. Government securities, 73% mature within one year, 90% within two years and all within five years.

     At December 31, 1994, Chris-Craft's marketable securities, which consisted substantially of U.S. Government securities, had a carrying value of $1,319,763,000 and a fair value of $1,294,278,000. The difference of $25,485,000 ($9,794,000 net of income taxes and minority interests) is reflected as a reduction of shareholders' investment in the accompanying condensed consolidated balance sheet.


3.   SHAREHOLDERS' INVESTMENT:

     Chris-Craft paid 3% stock dividends on its common and Class B common stock in the respective shares of such classes on April 4, 1995. During the three months ended March 31, 1995, 50,977 shares of Class B common stock were converted into 50,977 shares of common stock, and 559 shares of $1.40 convertible preferred stock were converted into 16,819 shares of common stock. In addition, 5,463 shares of common stock were issued upon exercise of stock options. During the three month period, 411,100 shares of common stock were purchased by Chris-Craft, all of which were held in treasury at March 31, 1995. As of March 31, 1995, 1,295,202 shares of common stock and 12,899 shares of $1.00 prior preferred stock remained authorized for purchase.

     As of March 31, 1995, shares of Chris-Craft's authorized but unissued common stock were reserved for issuance as follows:

                                                  Shares
                                                ----------
    Conversion of Class B common stock           7,742,358
    Conversion of $1.40 convertible
      preferred stock                            8,748,279*
    Stock options (including options
      outstanding for 1,808,041 shares)          3,577,911
    Stock purchase plan                             20,000
                                                ----------
                                                20,088,548
                                                ==========
         *Including Class B common shares.

4.   COMMITMENTS AND CONTINGENCIES:

     Commitments of BHC's television stations for film contracts entered into but not available for broadcasting at March 31, 1995 aggregated approximately $187.8 million, including $49.9 million applicable to UTV.

     In July 1994, BHC and Viacom Inc.'s Paramount Television Group formed the United Paramount Network, a fifth broadcast television network which premiered January 1995. BHC currently owns 100% of UPN, and Paramount has an option exercisable through January 15, 1997 to acquire an interest in UPN equal to that of BHC. The option price is equivalent to approximately one-half of BHC's aggregate cash contributions to UPN through the exercise date, plus interest; payment may be deferred through the option expiration date. The cost of developing UPN will be significant, and BHC has agreed to make minimum UPN expenditures of at least $150,000,000 through 1996. Network expenditures and related operating losses are expected to significantly exceed such amount for that period, and to remain substantial thereafter.

     As set forth in Item 1 herein and Note 9 of Notes to Consolidated Financial Statements in Chris-Craft's 1994 Annual Report, Chris-Craft has been named as a defendant in certain actions seeking recovery for environmental damage allegedly related to the activities (discontinued since 1983) of 50% owned Montrose Chemical Corporation of California. Chris-Craft does not presently consider liability to be "probable" in any of the Montrose-related matters, and no amount has been reserved in Chris-Craft's financial statements.

5.     INCOME PER SHARE:

     Computations of income per share, all of which give retroactive effect to the April 1995 3% stock dividend, are as follows (in thousands of dollars except per share amounts):

                                                         Three Months
                                                        Ended March 31,
                                                   --------------------------
                                                       1995          1994
                                                   ------------  ------------
PRIMARY:
- --------
Average outstanding common
  and Class B common shares                          29,273,909    29,165,462
Assumed exercise of stock options                       162,504       222,670
                                                   ------------  ------------
Total shares used in computation                     29,436,413    29,388,132
                                                   ============  ============

Net income                                         $        314  $     11,176
Preferred stock dividend requirements                      (117)         (119)
                                                   ------------  ------------
                                                   $        197  $     11,057
                                                   ============  ============

Primary income per share                           $        .01  $        .38
                                                   ============  ============
FULLY DILUTED:
- --------------
Average outstanding common
  and Class B common shares                          29,273,909    29,165,462
Assumed conversion of
  $1.40 preferred stock                               8,750,851     9,114,865
Assumed exercise of stock options                       162,504       222,670
                                                   ------------  ------------
Total shares used in computation                     38,187,264    38,502,997
                                                   ============  ============

Net income                                         $        314  $     11,176
Preferred stock dividend requirements                       (18)          (18)
                                                   ------------  ------------
                                                   $        296  $     11,158
                                                   ============  ============

Fully diluted income per share                     $        .01  $        .29
                                                   ============  ============

                  CHRIS-CRAFT INDUSTRIES, INC.
                  ----------------------------
              MANAGEMENT'S DISCUSSION AND ANALYSIS
              ------------------------------------
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ------------------------------------------------

Liquidity and Capital Resources
- -------------------------------

Chris-Craft's core operating cash flow is generated primarily by the Television Division's broadcasting business. Television broadcasting cash flow generally parallels the earnings of Chris-Craft's television stations, adjusted to reflect (i) the difference between film contract payments and related film contract amortization and (ii) the effect of significant prepayments for other broadcast rights. The relationship between film contract payments and related amortization may vary greatly between periods (payments exceeded amortization by $5.9 million and $11.8 million, respectively, in the 1995 and 1994 first quarters), and is dependent upon the mix of programs aired and payment terms of the stations' contracts. Station earnings rose strongly in the 1995 first quarter, and station cash flow was nearly double the corresponding 1994 amount.

Chris-Craft's cash flow additionally reflects earnings associated with its cash and marketable securities, most of which are held by 73% owned television broadcasting subsidiary, BHC Communications, Inc.

Consolidated cash and marketable securities totalled $1.51 billion at March 31, 1995 compared to $1.52 billion at December 31, 1994. First quarter operating cash flow of $54.1 million was more than offset by United Paramount Network funding of $38 million, BHC and UTV treasury stock purchases of $21 million and Chris-Craft treasury stock purchases of $13.1 million.

BHC generates most of Chris-Craft's consolidated cash flow. Parent company obligations consist solely of corporate office expenditures, current and accrued. Parent company cash balances were augmented in January 1993 upon the receipt of $36 million in dividends from BHC, which paid a special cash dividend of $2.00 per share. BHC paid a special cash dividend of $1.00 per share in April 1995, but BHC has no plan to pay dividends on a regular basis. Chris-Craft parent company cash balances are substantially in excess of normal operating requirements.

Since April 1990, BHC's Board of Directors has authorized the purchase of up to 5,500,000 Class A common shares. Through March 31, 1995, 4,676,837 shares were purchased for a total cost of $276.1 million, including $10.9 million applicable to shares purchased in the first three months of 1995. Chris-Craft ownership interest in BHC accordingly increased to 73% at March 31, 1995 from 60% at December 31, 1989.

Chris-Craft intends to expand its operations in the media, entertainment and communications industries and to explore business opportunities in other industries. Chris-Craft currently has no outstanding debt, and believes it is capable of raising significant additional capital to augment its already substantial financial resources, if desired, to fund such additional expansion.

In July 1994, BHC and Viacom Inc.'s Paramount Television Group formed the United Paramount Network, a fifth broadcast television network which premiered January 1995. BHC currently owns 100% of UPN, and Paramount has an option through January 15, 1997 to acquire an interest in UPN equal to that of BHC. The option price is equivalent to approximately one-half of BHC's aggregate cash contributions to UPN through the exercise date, plus interest; payment may be deferred through the option expiration date. BHC expenditures related to UPN totalled $38 million in the first quarter of 1995. The cost of developing UPN will be significant, and BHC has agreed to make minimum UPN expenditures of at least $150 million through 1996. UPN expenditures and related operating losses are expected to significantly exceed such amount for that period, and to remain substantial thereafter.

Chris-Craft's television stations make commitments for programming that will not be available for telecasting until future dates. At March 31, 1995, commitments for such programming totalled approximately $187.8 million, including $49.9 million applicable to UTV. Chris-Craft capital expenditures generally have not been material in relation to its financial position, and the related capital expenditure commitments at March 31, 1995 (including any related to UPN) were not material. Chris-Craft expects that its expenditures for UPN, future film contract commitments and capital requirements for its present business will be satisfied primarily from operations, marketable securities or cash balances.

As set forth in Note 4, Chris-Craft has been named as a defendant in certain actions seeking recovery for environmental damage allegedly related to the activities (discontinued since 1983) of 50% owned Montrose Chemical Corporation of California. As further set forth in Note 4, Chris-Craft does not presently consider liability to be "probable" in any of the Montrose-related matters, and no amount has been reserved in Chris-Craft's financial statements.


Results of Operations
- ---------------------

Chris-Craft's core television station group achieved record first quarter earnings. However, as expected, UPN start-up losses significantly impacted Chris-Craft's first quarter operating results. Net income declined to $314,000, or $.01 per share, from $11,176,000, or $.38 per share, in last year's period. Excluding the UPN loss, Chris-Craft first quarter income increased 53% to $17,135,000, or $.58 per share.

Operating revenues and operating income for the 1995 and 1994 first quarters are as follows (in thousands):

                        Operating Revenues    Operating Income
                        ------------------   ------------------
                          1995      1994       1995      1994
                        --------  --------   --------  --------
First Quarter
  Television Division   $104,475  $ 95,968  $  26,247 $  20,276
  Industrial Division      4,234     5,807        355       452
  Corporate and other       -         -        (2,822)   (3,349)
                        --------  --------   --------  --------
                        $108,709  $101,775   $ 23,780  $ 17,379
                        ========  ========   ========  ========

Television Division operating revenues rose 9%, to a first quarter record of $104,475,000 from $95,968,000 last year. Station earnings, further bolstered by a 6% reduction in programming expense, rose 33%, surpassing the corresponding prior period amount for the twelfth consecutive quarter. After an increase in program development expense, Television Division operating income increased 29%, to $26,247,000 from $20,276,000.

Industrial Division operating revenue declined 27% in the first quarter, reflecting the discontinuance of operations at the Division's unprofitable fiber products facility. While operating revenues at the Division's continuing businesses rose 7%, first quarter operating income declined to $355,000 from $452,000, due to lower sales of a high margin product.

After a modest reduction in corporate office expense, consolidated operating income increased 37% to $23,780,000 from $17,379,000 last year.

UPN's first quarter pre-tax loss of $38,403,000 is reflected in Chris-Craft's financial statements under the equity method. UPN is still in its infancy, and will incur substantial start-up losses for the next several years.

First quarter interest and other income increased to $20,820,000 from $13,899,000, primarily reflecting higher interest rates on Chris-Craft's substantial money market holdings.

                    CHRIS-CRAFT INDUSTRIES, INC.
                    ----------------------------
              PART II. OTHER INFORMATION AND SIGNATURE
              ----------------------------------------


Item 1.   Legal Proceedings.
          -----------------

          On March 22, 1995, the U.S. District Court in United States of America, et al. v. Montrose Chemical Corporation of California, et al. granted the defendants' motion for summary judgment on the first cause of action in the case, ruling that the government's claim for natural resource damages exceeding $1.1 billion was barred by the applicable statute of limitations. The effect of this ruling is to dismiss the natural resources damages claims in the action, while the second cause of action seeking recovery for alleged contamination at the former Montrose plant site in Torrance, California will continue to be litigated. In addition, the Court ruled on other motions that the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") would limit the collective maximum liability of Montrose, Chris-Craft and the Zeneca Affiliates defendants for natural resources damages to $50 million and further that the government would have the burden of proving that any alleged damages are the result of releases occurring after enactment of CERCLA in 1980. The District Court has issued an order certifying its rulings for appeal, and the U.S. Department of Justice has filed a petition on behalf of the government plaintiffs with the U.S. Court of Appeals for the Ninth Circuit, seeking permission to appeal the District Court's rulings. Montrose and the other defendants have filed in opposition to the petition, and at this time it is uncertain what action the Court of Appeals will take.

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


Date:  May 12, 1995

                          EXHIBIT INDEX


Incorporated by
Reference to:        Exhibit No.              Exhibit
- -------------        -----------              -------


                        27           Financial Data Schedule