Form 10-Q
period 1995-06-30
CHRIS CRAFT INDUSTRIES INC
filed 1995-07-27
CIK 20067

[NOTIFY]             74741,1326
[RETURN-COPY]        E-MAIL

           SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549
                       FORM 10-Q
(MARK ONE)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 1995
                               --------------------------------
                            OR
/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

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

As of June 30, 1995 there were 21,304,691 shares of the issuer's
Common Stock outstanding and 7,676,355 shares of the issuer's Class B Common Stock outstanding.

                             PART I -- FINANCIAL INFORMATION
                              CHRIS-CRAFT INDUSTRIES, INC.
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands of dollars)
                          -------------------------------------

                                                           June 30,    December 31,
                                                             1995          1994
                                                         -----------   ------------
                                                         (UNAUDITED)
ASSETS
- ------
CURRENT ASSETS:
  Cash and cash equivalents                              $   118,621   $    226,183
  Marketable securities (substantially
    all U.S. Government securities)                        1,383,077      1,294,278
  Accounts receivable, net                                    95,413         99,775
  Film contract and prepaid broadcast rights                  69,454         89,245
  Prepaid expenses and other current assets                   42,184         59,478
                                                         -----------    -----------
    Total current assets                                   1,708,749      1,768,959
                                                         -----------    -----------
FILM CONTRACT AND PREPAID BROADCAST RIGHTS,
  less current portion                                        49,424         59,228
                                                         -----------    -----------
PROPERTY, PLANT AND EQUIPMENT, net                            48,340         51,624
                                                         -----------    -----------
INTANGIBLE ASSETS                                            325,062        329,517
                                                         -----------    -----------
OTHER ASSETS                                                  43,988         22,889
                                                         -----------    -----------
                                                         $ 2,175,563    $ 2,232,217
                                                         ===========    ===========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
- ----------------------------------------
CURRENT LIABILITIES:
  Film contracts payable within one year                 $    70,813    $    81,696
  Accounts payable and other liabilities                      86,092        100,984
  Income taxes payable                                        55,994         60,877
                                                         -----------    -----------
    Total current liabilities                                212,899        243,557
                                                         -----------    -----------
FILM CONTRACTS PAYABLE AFTER ONE YEAR                         78,857         89,048
                                                         -----------    -----------
OTHER LIABILITIES                                              9,097          9,192
                                                         -----------    -----------
MINORITY INTEREST                                            569,113        584,202
                                                         -----------    -----------
SHAREHOLDERS' INVESTMENT:
  Prior preferred stock - $1.00 dividend; currently
    authorized 73,399 shares; outstanding 73,399 shares        1,578          1,578
  Convertible preferred stock - $1.40 dividend;
    currently authorized 281,366 shares;
    outstanding 281,366 and 282,826 shares                     4,924          4,949
  Class B common stock - par value $.50 per share;
    authorized 50,000,000 shares; outstanding
    7,676,355 and 7,567,821 shares                             3,838          3,784
  Common stock - par value $.50 per share; authorized
    100,000,000 shares; outstanding 21,784,491 and
    20,979,174 shares                                         11,683         11,280
  Capital surplus                                            323,486        298,090
  Retained earnings                                          973,903        996,331
  Treasury stock, at cost                                    (16,564)          -
  Adjustment to reflect marketable
    securities at market value                                 2,749         (9,794)
                                                         -----------    -----------
                                                           1,305,597      1,306,218
                                                         -----------    -----------
                                                         $ 2,175,563    $ 2,232,217
                                                         ===========    ===========

      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                 CHRIS-CRAFT INDUSTRIES, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (In thousands of dollars except per share data)
                                         (UNAUDITED)
                       -----------------------------------------------
                                                     Three Months             Six Months
                                                    Ended June 30,           Ended June 30,
                                               ----------------------    ----------------------
                                                  1995        1994          1995        1994
                                               ----------  ----------    ----------  ----------
OPERATING REVENUES                             $  125,234  $  126,130    $  233,943  $  227,905
                                               ----------  ----------    ----------  ----------
OPERATING EXPENSES:
  Expenses directly associated with revenues       55,397      63,563       109,386     119,951
  Selling, general and administrative              32,633      28,919        63,573      56,927
                                               ----------  ----------    ----------  ----------
                                                   88,030      92,482       172,959     176,878
                                               ----------  ----------    ----------  ----------
    Operating income                               37,204      33,648        60,984      51,027
                                               ----------  ----------    ----------  ----------
OTHER INCOME (EXPENSE):
  Interest and other income, net                   18,933      15,403        39,753      29,302
  Equity in United Paramount Network loss         (28,709)       -          (67,112)       -
                                               ----------  ----------    ----------  ----------
                                                   (9,776)     15,403       (27,359)     29,302
                                               ----------  ----------    ----------  ----------
    Income before income taxes
      and minority interest                        27,428      49,051        33,625      80,329

INCOME TAX PROVISION                               13,100      21,000        15,600      34,300
                                               ----------  ----------    ----------  ----------
    Income before minority interest                14,328      28,051        18,025      46,029

MINORITY INTEREST                                  (7,972)    (10,929)      (11,355)    (17,731)
                                               ----------  ----------    ----------  ----------
    Net income                                 $    6,356  $   17,122    $    6,670  $   28,298
                                               ==========  ==========    ==========  ==========
Net income per share:
  Primary                                      $      .21  $      .57    $      .22  $      .95
                                               ==========  ==========    ==========  ==========
  Fully diluted                                $      .17  $      .44    $      .17  $      .73
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

                                 CHRIS-CRAFT INDUSTRIES, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In thousands of dollars)
                                          (UNAUDITED)
                       -----------------------------------------------
                                                                       Six Months
                                                                     Ended June 30,
                                                                 ----------------------
                                                                    1995        1994
                                                                 ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                      $    6,670  $   28,298
 Adjustments to reconcile net income to net cash
  provided from operating activities:
    Film contract payments                                          (45,323)    (66,453)
    Film contract amortization                                       40,778      48,249
    Depreciation and other amortization                              10,110      10,472
    Equity in United Paramount Network loss                          67,112        -
    Minority interest                                                11,355      17,731
    Other                                                             4,957        (418)
    Changes in assets and liabilities:
      Accounts receivable                                             4,362      (4,088)
      Other assets                                                   (3,631)     (2,897)
      Accounts payable and other liabilities                         (2,709)      1,616
      Income taxes                                                   (3,021)     13,866
                                                                 ----------  ----------
          Net cash provided from operating activities                90,660      46,376
                                                                 ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Dispositions (purchases) of marketable securities, net             (58,866)    158,875
 Investment in and advances to United Paramount Network             (83,445)       -
 Capital expenditures, net                                           (2,165)     (5,589)
 Other                                                                 (869)       (178)
                                                                 ----------  ----------
          Net cash provided from (used in) investing activities    (145,345)    153,108
                                                                 ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Capital transactions of subsidiaries                               (36,422)    (59,197)
 Purchase of treasury stock                                         (16,888)     (5,855)
 Proceeds from option exercises                                         667       7,633
 Other                                                                 (234)       (238)
                                                                 ----------  ----------
          Net cash used in financing activities                     (52,877)    (57,657)
                                                                 ----------  ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (107,562)    141,827

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      226,183      40,497
                                                                 ----------  ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $  118,621  $  182,324
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

                       CHRIS-CRAFT INDUSTRIES, INC.
                       ----------------------------
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          ----------------------------------------------------

1.   PRINCIPLES OF CONSOLIDATION:

     The accompanying condensed consolidated financial statements include the accounts of Chris-Craft Industries, Inc. and its subsidiaries, including Chris-Craft's majority owned (73% at June 30, 1995) television broadcasting subsidiary, BHC Communications, Inc., and BHC's majority owned (56% at June 30, 1995) subsidiary, United Television, Inc. (UTV). The pro rata interests of BHC and UTV minority shareholders in the net income of the respective companies are reflected in minority interest in the accompanying condensed consolidated statements of income. The minority shareholders' interests in the net assets of BHC and UTV are reflected as minority interest in the accompanying condensed consolidated balance sheets. Intercompany accounts and transactions have been eliminated.

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

     At June 30, 1995, Chris-Craft's marketable securities, which consisted substantially of U.S. Government securities, had a carrying value of $1,378,014,000 and a fair value of $1,383,077,000. The difference of $5,063,000 ($2,749,000 net of income taxes and minority interests) is reflected as an adjustment to shareholders' investment in the accompanying condensed consolidated balance sheet. Of the investments in U.S. Government securities, 80% mature within one year, 92% within two years and all within five years.

     At December 31, 1994, Chris-Craft's marketable securities, which consisted substantially of U.S. Government securities, had a carrying value of $1,319,763,000 and a fair value of $1,294,278,000. The difference of $25,485,000 ($9,794,000 net of income taxes and minority interests) is reflected as an adjustment to shareholders' investment in the accompanying condensed consolidated balance sheet.

3.   SHAREHOLDERS' INVESTMENT:

     Chris-Craft paid 3% stock dividends on its common and Class B common stock in the respective shares of such classes on April 4, 1995. During the six months ended June 30, 1995, 120,657 shares of Class B common stock were converted into 120,657 shares of common stock, and 1,460 shares of $1.40 convertible preferred stock were converted into 41,058 shares of common stock and 3,677 shares of Class B common stock. In addition, 23,051 shares of common stock were issued upon exercise of stock options. During the six month period, 479,800 shares of common stock were purchased by Chris-Craft, all of which were held in treasury at June 30, 1995. As of June 30, 1995, 1,226,502 shares of common stock and 12,899 shares of $1.00 prior preferred stock remained authorized for purchase.

     As of June 30, 1995, shares of Chris-Craft's authorized but unissued common stock were reserved for issuance as follows:

                                                  Shares
                                                ----------
    Conversion of Class B common stock           7,676,355
    Conversion of $1.40 convertible
      preferred stock                            8,720,353*
    Stock options (including options
      outstanding for 1,829,593 shares)          3,560,323
                                                ----------
                                                19,957,031
                                                ==========
         *Including Class B common shares.

4.   COMMITMENTS AND CONTINGENCIES:

     Commitments of BHC's television stations for film contracts entered into but not available for broadcasting at June 30, 1995 aggregated approximately $180.2 million, including $46.1 million applicable to UTV.

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

5.   INCOME PER SHARE:

     Computations of income per share, all of which give retroactive effect to the April 1995 3% stock dividend, are as follows (in thousands of dollars except per share amounts):

                                            Three Months                 Six Months
                                           Ended June 30,               Ended June 30,
                                      -------------------------     ------------------------
                                         1995         1994             1995          1994
                                      -----------  ------------     -----------  -----------
PRIMARY:
- --------
Average outstanding common
  and Class B common shares            29,000,405   29,554,107      29,137,157   29,359,785
Assumed exercise of stock options         125,655      191,252         144,296      233,472
                                      -----------  -----------     -----------  -----------
Total shares used in computation       29,126,060   29,745,359      29,281,453   29,593,257
                                      ===========  ===========     ===========  ===========

Net income                            $     6,356  $    17,122           6,670  $    28,298
Preferred stock dividend requirements        (117)        (118)           (234)        (237)
                                      -----------  -----------     -----------  -----------
                                      $     6,239  $    17,004           6,436       28,061
                                      ===========  ===========     ===========  ===========

Primary income per share              $       .21  $       .57     $       .22  $       .95
                                      ===========  ===========     ===========  ===========
FULLY DILUTED:
- --------------
Average outstanding common
  and Class B common shares            29,000,405   29,554,107      29,137,157   29,359,785
Assumed conversion of
  $1.40 preferred stock                 8,737,307    8,813,272       8,744,095    8,964,053
Assumed exercise of stock options         179,688      230,399         180,624      255,008
                                      -----------  -----------     -----------  -----------
Total shares used in computation       37,917,400   38,597,778      38,061,876   38,578,846
                                      ===========  ===========     ===========  ===========

Net income                            $     6,356  $    17,122     $     6,670  $    28,298
Preferred stock dividend requirements         (19)         (19)            (37)         (37)
                                      -----------  -----------     -----------  -----------
                                      $     6,337  $    17,103     $     6,633  $    28,261
                                      ===========  ===========     ===========  ===========

Fully diluted income per share        $       .17  $       .44     $       .17  $       .73
                                      ===========  ===========     ===========  ===========

                  CHRIS-CRAFT INDUSTRIES, INC.
                  ----------------------------
              MANAGEMENT'S DISCUSSION AND ANALYSIS
              ------------------------------------
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ------------------------------------------------

Liquidity and Capital Resources
- -------------------------------

Chris-Craft's core operating cash flow is generated primarily by the Television Division's broadcasting business. Television broadcasting cash flow generally parallels the earnings of Chris-Craft's television stations, adjusted to reflect (i) the difference between film contract payments and related film contract amortization and (ii) the effect of significant prepayments for other broadcast rights. The relationship between film contract payments and related amortization may vary greatly between periods (payments exceeded amortization by $4.5 million and $18.2 million, respectively, in the first six months of 1995 and 1994), and is dependent upon the mix of programs aired and payment terms of the stations' contracts. Station earnings rose 16% in the first six months of 1995, and station cash flow increased 45% from the corresponding 1994 amount.

Chris-Craft's cash flow additionally reflects earnings associated with its cash and marketable securities, most of which are held by 73% owned television broadcasting subsidiary, BHC Communications, Inc. Consolidated cash and marketable securities totalled $1.50 billion at June 30, 1995 and $1.52 billion at December 31, 1994. First six months operating cash flow of $90.7 million was offset by United Paramount Network funding of $83.4 million, BHC and UTV treasury stock purchases totalling $28.8 million and Chris-Craft treasury stock purchases of $16.9 million.

BHC generates most of Chris-Craft's consolidated cash flow. Parent company obligations consist solely of corporate office expenditures, current and accrued. Parent company cash balances were augmented in January 1993 upon the receipt of $36 million in dividends from BHC, which paid a special cash dividend of $2.00 per share, and were augmented in April 1995 upon the receipt of $18 million in dividends from BHC, which paid a special cash dividend of $1.00 per share. BHC has no plan to pay dividends on a regular basis. Chris-Craft parent company cash balances are substantially in excess of normal operating requirements.

Since April 1990, BHC's Board of Directors has authorized the purchase of up to 5,500,000 Class A common shares. Through June 30, 1995, 4,730,787 shares had been purchased for a total cost of $280.1 million, including $14.9 million applicable to shares purchased in the first six months of 1995. Chris-Craft ownership in BHC accordingly increased to 73% at June 30, 1995 from 60% at December 31, 1989.

Chris-Craft intends to expand its operations in the media, entertainment and communications industries and to explore business opportunities in other industries. Chris-Craft currently has no outstanding debt, and believes it is capable of raising significant additional capital to augment its already substantial financial resources, if desired, to fund such additional expansion.

In July 1994, BHC and Viacom Inc.'s Paramount Television Group formed the United Paramount Network, a fifth broadcast television network which premiered January 1995. BHC currently owns 100% of UPN, and Paramount has an option through January 15, 1997 to acquire an interest in UPN equal to that of BHC. The option price is equivalent to approximately one-half of BHC's aggregate cash contributions to UPN through the exercise date, plus interest; payment may be deferred through the option expiration date. BHC expenditures related to UPN totalled $83.4 million in the first six months of 1995. The cost of developing UPN will be significant, and BHC has agreed to make minimum UPN expenditures of at least $150 million through 1996. UPN expenditures and related operating losses are expected to significantly exceed such amount for that period, and to remain substantial thereafter.

Chris-Craft's television stations make commitments for programming that will not be available for telecasting until future dates. At June 30, 1995, commitments for such programming totalled approximately $180.2 million, including $46.1 million applicable to UTV. Chris-Craft capital expenditures generally have not been material in relation to its financial position, and the related capital expenditure commitments at June 30, 1995 (including any related to UPN) were not material. Chris-Craft expects that its expenditures for UPN, future film contract commitments and capital requirements for its present business will be satisfied primarily from operations, marketable securities or cash balances.

Results of Operations
- ---------------------

Chris-Craft second quarter operating results reflect record television station earnings and a substantial increase in interest income. However, UPN start-up losses resulted in a decline in net income, to $6,356,000, or $.21 per share, compared to $17,122,000, or $.57 per share, in last year's period. Excluding UPN, net income increased 11% to $19,051,000, or $.65 per share.

Chris-Craft achieved substantial increases in station earnings and interest income for the first six months of 1995. However, due to UPN start-up losses, Chris-Craft net income for the period declined to $6,670,000, or $.22 per share, from $28,298,000, or
$.95 per share, last year. Excluding UPN, Chris-Craft net income for the six months increased 28%, to $36,186,000, or $1.23 per share.

Operating revenues and operating income for the second quarter and six month periods ended June 30, 1995 and 1994 are as follows
(in thousands):

                        Operating Revenues    Operating Income
                        ------------------   ------------------
                          1995      1994       1995      1994
                        --------  --------   --------  --------
Second Quarter
  Television Division   $120,953  $119,832  $  41,331 $  36,790
  Industrial Division      4,281     6,298        515       430
  Corporate and other       -         -        (4,642)   (3,572)
                        --------  --------   --------  --------
                        $125,234  $126,130   $ 37,204  $ 33,648
                        ========  ========   ========  ========

Six Months
  Television Division   $225,428  $215,800  $  67,578 $  57,066
  Industrial Division      8,515    12,105        870       882
  Corporate and other       -         -        (7,464)   (6,921)
                        --------  --------   --------  --------
                        $233,943  $227,905   $ 60,984  $ 51,027
                        ========  ========   ========  ========

Television station earnings increased 7% in the second quarter to $45,683,000 from $42,863,000 last year, as operating revenues rose less than 1% and programming expenses declined 8%. The moderate increase in revenues reflects varying demand for television advertising in our local markets, as well as disappointing major league baseball telecasts. Station earnings for the first six months of 1995 increased 16%, to $78,386,000 from $67,501,000, reflecting a 4% increase in operating revenues and a 7% decline in programming expenses. After program development expenses, goodwill amortization and corporate office expenses of BHC and UTV, Television Division operating income rose 12% in the second quarter, to $41,331,000 from $36,790,000, and 18% in the six month period, to $67,578,000 from $57,066,000.

Industrial Division earnings rose modestly in the second quarter and were about even in the six month periods as revenue declines of 32% and 30% in the respective periods reflect the closing of an unprofitable facility. After Chris-Craft corporate office expenses, consolidated operating income rose 11% in the second quarter, to $37,204,000 from $33,648,000, and 20% in the six months, to $60,984,000 from $51,027,000.

UPN's pretax losses of $28,709,000 in the second quarter and $67,112,000 in the six month period are reflected in Chris-Craft's financial statements under the equity method. UPN is in its infancy, and will incur substantial start-up losses for several years.

Interest and other income increased to $18,933,000 from $15,403,000 in the second quarter, and to $39,753,000 from $29,302,000 in the six month period, primarily reflecting higher interest rates on Chris-Craft's substantial money market holdings.

                    CHRIS-CRAFT INDUSTRIES, INC.
                    ----------------------------
                     PART II. OTHER INFORMATION
                     --------------------------

Item 1.   Legal Proceedings.
          ------------------

          As previously reported, on March 22, 1995, the U.S. District Court in United States of America, et al. v. Montrose Chemical Corporation of California, et al. granted the defendants' motion for summary judgment on the first cause of action in the case, ruling that the government's claim for natural resource damages was barred by the applicable statute of limitations. The effect of this ruling is to dismiss the natural resource damages claim in the action, while the second claim, seeking recovery for alleged contamination at the former Montrose plant site in Torrance, California, will continue to be litigated. In addition, the Court ruled on other motions that the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") would limit the collective maximum liability of Montrose, Chris-Craft and the Zeneca Affiliates for natural resource damages to $50 million and further that the government would bear the burden of proving that any damages that occurred before CERCLA's enactment in 1980 are indivisible from post-enactment damages. The District Court certified its rulings for appeal, and on May 22, 1995 the U.S. Court of Appeals for the Ninth Circuit accepted the appeal. Although the Ninth Circuit indicated it would hear the appeal on an expedited basis, no briefing schedule has yet been established. Montrose, Chris-Craft and the Zeneca Affiliates will vigorously defend the District Court's rulings in the appeal, but the timing or outcome of the appeal cannot be predicted at this time.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------


     The following matters were submitted to a vote of security holders at the Registrant's annual meeting of stockholders which was held on April 27, 1995.

     The following were elected directors, each receiving the numbers of votes set opposite his name:
                                                         Broker
                                For          Withheld   Non-votes
                                ---          --------   ---------

 T. Chandler Hardwick, III  118,714,422.9    801,193.3     -0-
 David F. Linowes           118,712,193.0    803,423.2     -0-
 Alvin R. Rozelle           118,061,364.1  1,454,252.1     -0-
 Herbert J. Siegel          118,729,386.0    786,230.2     -0-


     A stockholder's proposal relating to inclusion of women and minorities on the Board of Directors was disapproved by the following vote:
                                                         Broker
        For           Against          Abstain         Non-votes
        ---           -------          -------         ---------
    3,138,365.7    109,704,550.8     2,479,763.6      4,192,936.1

     The selection of Price Waterhouse LLP as Chris-Craft's auditors for the current year was ratified by the following vote:

                                                         Broker
        For           Against          Abstain         Non-votes
        ---           -------          -------         ---------
  118,869,866.2      426,418.5        219,331.5           -0-

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

Date:  July 27, 1995

                          EXHIBIT INDEX


Incorporated by
Reference to:        Exhibit No.              Exhibit
- -------------        -----------              -------

                        27           Financial Data Schedule