Form 10-Q
period 1995-09-30
CHRIS CRAFT INDUSTRIES INC
filed 1995-11-14
CIK 20067

Page 1
           SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549
                       FORM 10-Q
(MARK ONE)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1995
                               --------------------------------
                            OR
/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

              Commission File Number: 1-2999
              ------------------------------
               CHRIS-CRAFT INDUSTRIES, INC.
               ----------------------------
    (Exact name of Registrant as specified in its charter)

      Delaware                             94-1461226
----------------------------    -------------------------------
(State or other jurisdiction of        (I.R.S. Employer
incorporation or organization)         Identification No.)

767 Fifth Avenue, New York, New York                  10153
-------------------------------------               ----------
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

As of October 31, 1995 there were 21,504,327 shares of the issuer's Common Stock outstanding and 7,663,187 shares of the issuer's Class B Common Stock outstanding.

Page 2

                             PART I -- FINANCIAL INFORMATION
                              CHRIS-CRAFT INDUSTRIES, INC.
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands of dollars)
                          -------------------------------------

                                                         September 30,  December 31,
                                                             1995           1994
                                                         -------------  ------------
                                                         (UNAUDITED)
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                              $   142,321    $   226,183
  Marketable securities (substantially
    all U.S. Government securities)                        1,382,796      1,294,278
  Accounts receivable, net                                    85,131         99,775
  Film contract and prepaid broadcast rights                 116,230         89,245
  Prepaid expenses and other current assets                   44,718         59,478
                                                         -----------    -----------
    Total current assets                                   1,771,196      1,768,959
                                                         -----------    -----------
FILM CONTRACT AND PREPAID BROADCAST RIGHTS,
  less current portion                                        52,453         59,228
                                                         -----------    -----------
PROPERTY, PLANT AND EQUIPMENT, net                            48,564         51,624
                                                         -----------    -----------
INTANGIBLE ASSETS                                            322,509        329,517
                                                         -----------    -----------
OTHER ASSETS                                                  43,344         22,889
                                                         -----------    -----------
                                                         $ 2,238,066    $ 2,232,217
                                                         ===========    ===========

      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Page 3

                             PART I -- FINANCIAL INFORMATION
                              CHRIS-CRAFT INDUSTRIES, INC.
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands of dollars)
                          -------------------------------------

                                                         September 30,  December 31,
                                                             1995           1994
                                                         -------------  ------------
                                                         (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
CURRENT LIABILITIES:
  Film contracts payable within one year                 $    95,531    $    81,696
  Accounts payable and other liabilities                     119,222        100,984
  Income taxes payable                                        33,026         60,877
                                                         -----------    -----------
    Total current liabilities                                247,779        243,557
                                                         -----------    -----------
FILM CONTRACTS PAYABLE AFTER ONE YEAR                         93,479         89,048
                                                         -----------    -----------
OTHER LIABILITIES                                              9,379          9,192
                                                         -----------    -----------
MINORITY INTEREST                                            570,507        584,202
                                                         -----------    -----------
SHAREHOLDERS' INVESTMENT:
  Prior preferred stock - $1.00 dividend; currently
    authorized 73,399 shares; outstanding 73,399 shares        1,578          1,578
  Convertible preferred stock - $1.40 dividend;
    currently authorized 279,007 shares;
    outstanding 279,007 and 282,826 shares                     4,883          4,949
  Class B common stock - par value $.50 per share;
    authorized 50,000,000 shares; outstanding
    7,626,410 and 7,567,821 shares                             3,813          3,784
  Common stock - par value $.50 per share; authorized
    100,000,000 shares; outstanding 21,960,227 and
    20,979,174 shares                                         11,771         11,280
  Capital surplus                                            322,883        298,090
  Retained earnings                                          984,569        996,331
  Treasury stock, at cost                                    (17,791)          -
  Adjustment to reflect marketable
    securities at market value                                 5,216         (9,794)
                                                         -----------    -----------
                                                           1,316,922      1,306,218
                                                         -----------    -----------
                                                         $ 2,238,066    $ 2,232,217
                                                         ===========    ===========

      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Page 4

                                 CHRIS-CRAFT INDUSTRIES, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (In thousands of dollars except per share data)
                                         (UNAUDITED)
                       -----------------------------------------------
                                                  Three Months              Nine Months
                                               Ended September 30,       Ended September 30,
                                             ----------------------    ----------------------
                                                1995        1994          1995        1994
                                             ----------  ----------    ----------  ----------
OPERATING REVENUES                           $  115,584  $  112,803    $  349,527  $  340,708
                                             ----------  ----------    ----------  ----------
OPERATING EXPENSES:
  Expenses directly associated with revenues     58,538      62,999       167,924     182,950
  Selling, general and administrative            39,611      29,628       103,184      86,555
                                             ----------  ----------    ----------  ----------
                                                 98,149      92,627       271,108     269,505
                                             ----------  ----------    ----------  ----------
    Operating income                             17,435      20,176        78,419      71,203
                                             ----------  ----------    ----------  ----------
OTHER INCOME (EXPENSE):
  Interest and other income, net                 21,224      16,995        60,977      46,297
  Equity in United Paramount Network loss       (28,722)       (159)      (95,834)       (159)
                                             ----------  ----------    ----------  ----------
                                                 (7,498)     16,836       (34,857)     46,138
                                             ----------  ----------    ----------  ----------
    Income before income taxes
      and minority interest                       9,937      37,012        43,562     117,341

INCOME TAX PROVISION (BENEFIT)                   (8,200)      2,200         7,400      36,500
                                             ----------  ----------    ----------  ----------
    Income before minority interest              18,137      34,812        36,162      80,841

MINORITY INTEREST                                (7,473)    (12,390)      (18,828)    (30,121)
                                             ----------  ----------    ----------  ----------
    Net income                               $   10,664  $   22,422    $   17,334  $   50,720
                                             ==========  ==========    ==========  ==========
Net income per share:
  Primary                                    $      .36  $      .75    $      .58  $     1.70
                                             ==========  ==========    ==========  ==========
  Fully diluted                              $      .28  $      .58    $      .45  $     1.31
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

Page 5

                                 CHRIS-CRAFT INDUSTRIES, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In thousands of dollars)
                                          (UNAUDITED)
                       -----------------------------------------------
                                                                       Nine Months
                                                                   Ended September 30,
                                                                 ----------------------
                                                                    1995        1994
                                                                 ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                      $   17,334  $   50,720
 Adjustments to reconcile net income to net cash
  provided from operating activities:
    Film contract payments                                          (66,621)    (92,279)
    Film contract amortization                                       65,030      72,124
    Prepaid broadcast rights                                          3,639       6,284
    Depreciation and other amortization                              15,148      15,736
    Equity in United Paramount Network loss                          95,834         159
    Minority interest                                                18,828      30,121
    Other                                                             4,059         681
    Changes in assets and liabilities:
      Accounts receivable                                            14,644      12,293
      Other assets                                                   (4,438)      1,185
      Accounts payable and other liabilities                          5,745      (1,338)
      Income taxes                                                  (26,705)     (7,330)
                                                                 ----------  ----------
          Net cash provided from operating activities               142,497      88,356
                                                                 ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Dispositions (purchases) of marketable securities, net             (45,027)    201,077
 Investment in and advances to United Paramount Network            (105,856)       (289)
 Capital expenditures, net                                           (5,102)     (8,555)
 Other                                                               (8,649)        (26)
                                                                 ----------  ----------
          Net cash provided from (used in) investing activities    (164,634)    192,207
                                                                 ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Capital transactions of subsidiaries                               (45,657)    (69,368)
 Purchase of treasury stock                                         (17,795)     (9,025)
 Proceeds from option exercises                                       2,175      12,638
 Other                                                                 (448)       (455)
                                                                 ----------  ----------
          Net cash used in financing activities                     (61,725)    (66,210)
                                                                 ----------  ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (83,862)    214,353

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      226,183      40,497
                                                                 ----------  ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $  142,321  $  254,850
                                                                 ==========  ==========

         The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Page 6
                        CHRIS-CRAFT INDUSTRIES, INC.
                        ----------------------------
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           ----------------------------------------------------

 1.   PRINCIPLES OF CONSOLIDATION:

      The accompanying condensed consolidated financial statements include the accounts of Chris-Craft Industries, Inc. and its subsidiaries, including Chris-Craft's majority owned (73% at September 30, 1995) television broadcasting subsidiary, BHC Communications, Inc., and BHC's majority owned (57% at September 30, 1995) subsidiary, United Television, Inc. (UTV). The pro rata interests of BHC and UTV minority shareholders in the net income of the respective companies are reflected in minority interest in the accompanying condensed consolidated statements of income. The minority shareholders' interests in the net assets of BHC and UTV are reflected as minority interest in the accompanying condensed consolidated balance sheets. Intercompany accounts and transactions have been eliminated.

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

      At September 30, 1995, Chris-Craft's marketable securities, which consisted substantially of U.S. Government securities, had a carrying value of $1,371,849,000 and a fair value of $1,382,796,000. The difference of $10,947,000 ($5,216,000 net of income taxes and minority interests) is reflected as an adjustment to shareholders' investment in the accompanying condensed consolidated balance sheet. Of the investments in U.S. Government securities, 80% mature within one year, 96% within two years and all within four years.

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

 3.   SHAREHOLDERS' INVESTMENT:

      Chris-Craft paid 3% stock dividends on its common and Class B common stock in the respective shares of such classes on April 4, 1995. During the nine months ended September 30, 1995, 212,480 shares of Class B common stock were converted into 212,480 shares of common stock, and 3,819 shares of $1.40 convertible preferred stock were converted into 72,282 shares of common stock and 45,555 shares of Class B common stock. In addition, 75,740 shares of common stock were issued upon exercise of stock options. During the nine months period, 508,900 shares of common stock were purchased by Chris-Craft, all of which were held in treasury at September 30, 1995. As of September 30, 1995, 1,197,402 shares of common stock and 12,899 shares of $1.00 prior preferred stock remained authorized for purchase.

      As of September 30, 1995, shares of Chris-Craft's authorized but unissued common stock were reserved for issuance as follows:

                                                   Shares
                                                 ----------
     Conversion of Class B common stock           7,626,410
     Conversion of $1.40 convertible
       preferred stock                            8,647,241*
     Stock options (including options
       outstanding for 1,772,455 shares)          3,503,185
                                                 ----------
                                                 19,776,836
                                                 ==========

          *Including Class B common shares.

 4.   COMMITMENTS AND CONTINGENCIES:

      Commitments of BHC's television stations for film contracts entered into but not available for broadcasting at September 30, 1995 aggregated approximately $141 million, including $27.8 million applicable to UTV. BHC also has a commitment to invest over time up to $65 million, including $40 million applicable to UTV, in management buyout limited partnerships.

      In July 1994, BHC and Viacom Inc.'s Paramount Television Group formed the United Paramount Network, a fifth broadcast television network which premiered January 1995. BHC currently owns 100% of UPN, and accounts for UPN under the equity method since Paramount has an option exercisable through January 15, 1997 to acquire an interest in UPN equal to that of BHC. The option price is equivalent to approximately one-half of BHC's aggregate cash contributions to UPN through the exercise date, plus interest; payment may be deferred through the option expiration date. The cost of developing UPN will be significant, and BHC has agreed to make minimum UPN expenditures of at least $150,000,000 through 1996. Network expenditures and related operating losses are expected to significantly exceed such amount for that period, and to remain substantial thereafter.

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

 5.   INCOME PER SHARE:

      Computations of income per share, all of which give retroactive effect to the April 1995 3% stock dividend, are as follows (in thousands of dollars except per share amounts):

                                             Three Months                 Nine months
                                          Ended September 30,           Ended September 30,
                                       -------------------------     ------------------------
                                          1995         1994             1995          1994
                                       -----------  ------------     -----------  -----------
 PRIMARY:
 --------
 Average outstanding common
   and Class B common shares            29,015,167   29,541,706      29,096,494   29,420,425
 Assumed exercise of stock options         435,965      282,209         253,558      248,766
                                       -----------  -----------     -----------  -----------
 Total shares used in computation       29,451,132   29,823,915      29,350,052   29,669,191
                                       ===========  ===========     ===========  ===========

 Net income                            $    10,664  $    22,422          17,334  $    50,720
 Preferred stock dividend requirements        (115)        (117)           (349)        (354)
                                       -----------  -----------     -----------  -----------
                                       $    10,549  $    22,305          16,985       50,366
                                       ===========  ===========     ===========  ===========

 Primary income per share              $       .36  $       .75     $       .58  $      1.70
                                       ===========  ===========     ===========  ===========
 FULLY DILUTED:
 --------------
 Average outstanding common
   and Class B common shares            29,015,167   29,541,706      29,096,494   29,420,425
 Assumed conversion of
   $1.40 preferred stock                 8,702,285    8,795,761       8,730,148    8,907,956
 Assumed exercise of stock options         491,415      360,151         495,638      373,411
                                       -----------  -----------     -----------  -----------
 Total shares used in computation       38,208,867   38,697,618      38,322,280   38,701,792
                                       ===========  ===========     ===========  ===========

 Net income                            $    10,664  $    22,422     $    17,334  $    50,720
 Preferred stock dividend requirements         (18)         (18)            (55)         (55)
                                       -----------  -----------     -----------  -----------
                                       $    10,646  $    22,404     $    17,279  $    50,665
                                       ===========  ===========     ===========  ===========

 Fully diluted income per share        $       .28  $       .58     $       .45  $      1.31
                                       ===========  ===========     ===========  ===========

Page 9
                   CHRIS-CRAFT INDUSTRIES, INC.
                   ----------------------------
               MANAGEMENT'S DISCUSSION AND ANALYSIS
               ------------------------------------
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ------------------------------------------------

 Liquidity and Capital Resources
 -------------------------------
 Chris-Craft's financial position is strong and highly liquid. Cash and marketable securities totalled $1.5 billion at September 30, 1995, and Chris-Craft has no debt outstanding. While Chris-Craft's 73% owned television broadcasting subsidiary, BHC Communications, Inc., is currently expending significant amounts to develop its United Paramount Network, such expenditures for the first nine months of 1995 were less than the cash flow generated by BHC's television station group.

 Chris-Craft's operating cash flow is generated primarily by the Television Division's core television station group. Broadcast cash flow reflects station operating income plus depreciation and film contract amortization less film contract payments. The relationship between film contract payments and related amortization may vary greatly between periods (payments exceeded amortization by $1.6 million and $20.2 million, respectively, in the first nine months of 1995 and 1994), and is dependent upon the mix of programs aired and payment terms of the stations' contracts. Station earnings rose 11% in the first nine months of 1995, and broadcast cash flow increased 34% from the corresponding 1994 amount, to $117.8 million from $88.1 million last year. Although broadcast cash flow is often used in the broadcast television industry as an ancillary measure, it is not synonymous with operating cash flow computed in accordance with generally accepted accounting principles, and should not be considered alone or as a substitute for measures of performance computed in accordance with generally accepted accounting principles.

 Chris-Craft's cash flow additionally reflects earnings associated with its cash and marketable securities, most of which are held by BHC.
 Consolidated cash and marketable securities totalled $1.5 billion at September 30, 1995 and December 31, 1994. First nine months operating cash flow of $142.5 million was more than offset by United Paramount Network funding of $105.9 million, treasury stock purchases by BHC and UTV totalling $38.2 million and Chris-Craft treasury stock purchases of $17.8 million.

 BHC generates most of Chris-Craft's consolidated cash flow. Parent company obligations consist solely of corporate office expenditures, current and accrued. Parent company cash balances were augmented in January 1993 upon the receipt of $36 million in dividends from BHC, which paid a special cash dividend of $2.00 per share, and were again augmented in April 1995 upon the receipt of $18 million in dividends from BHC, which paid a special cash dividend of $1.00 per share. BHC has no plan to pay dividends on a regular basis. Chris-Craft parent company cash balances are substantially in excess of normal operating requirements.

 Since April 1990, BHC's Board of Directors has authorized the purchase of up to 5,500,000 Class A common shares. Through September 30, 1995, 4,754,487 shares had been purchased for a total cost of $282.1 million, including $16.9 million applicable to shares purchased in the first nine months of 1995. Chris-Craft ownership in BHC accordingly increased to 73% at September 30, 1995 from 60% at December 31, 1989.

 Chris-Craft intends to expand its operations in the media, entertainment and communications industries and to explore business opportunities in other industries. Chris-Craft believes it is capable of raising significant additional capital to augment its already substantial financial resources, if desired, to fund such additional expansion.

 In July 1994, BHC and Viacom Inc.'s Paramount Television Group formed the United Paramount Network, a fifth broadcast television network which premiered January 1995. BHC currently owns 100% of UPN, and Paramount has an option through January 15, 1997 to acquire an interest in UPN equal to that of BHC. The option price is equivalent to approximately one-half of BHC's aggregate cash contributions to UPN through the exercise date, plus interest. BHC expenditures related to UPN totalled $105.9 million in the first nine months of 1995. The cost of developing UPN will be significant, and BHC has agreed to make minimum UPN expenditures of at least $150 million through 1996. UPN expenditures and related operating losses are expected to significantly exceed such amount for that period, and to remain substantial thereafter.

 Chris-Craft's television stations make commitments for programming that will not be available for telecasting until future dates. At September 30, 1995, commitments for such programming totalled approximately $141 million, including $27.8 million applicable to UTV. In addition, BHC has a commitment to invest over time up to $65 million, including $40 million applicable to UTV, in management buyout limited partnerships. Chris-Craft capital expenditures generally have not been material in relation to its financial position, and the related capital expenditure commitments at September 30, 1995 (including any related to UPN) were not material. Chris-Craft expects that expenditures for UPN, future film contract commitments and capital requirements for its present business will be satisfied primarily from operations, marketable securities or cash balances.

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

 Results of Operations
 ---------------------

 Chris-Craft 1995 third quarter operating results reflect record television station earnings and a substantial increase in interest income. However, UPN start-up losses lowered net income, to $10,664,000, or $.36 per share, from $22,422,000, or $.75 per share, in last year's period. Excluding UPN, pretax income increased 4%, to $38,659,000 from $37,171,000.

 Chris-Craft also achieved substantial increases in station earnings and interest income for the first nine months of 1995. However, after UPN start-up losses, Chris-Craft net income for the period declined to $17,334,000, or $.58 per share, from $50,720,000, or $1.70 per share, last year. Excluding UPN, Chris-Craft pretax income for the nine months increased 19%, to $139,396,000 from $117,500,000.

 Operating revenues and operating income for the third quarter and nine month periods ended September 30, 1995 and 1994 are as follows (in thousands):
                         Operating Revenues    Operating Income
                         ------------------   ------------------
                           1995      1994       1995      1994
                         --------  --------   --------  --------
 Third Quarter
   Television Division   $111,551  $107,259  $  24,411 $  25,162
   Industrial Division      4,033     5,544        321      (645)
   Corporate and other       -         -        (7,297)   (4,341)
                         --------  --------   --------  --------
                         $115,584  $112,803   $ 17,435  $ 20,176
                         ========  ========   ========  ========
 Nine Months
   Television Division   $336,979  $323,059  $  91,989 $  82,228
   Industrial Division     12,548    17,649      1,191       237
   Corporate and other       -         -       (14,761)  (11,262)
                         --------  --------   --------  --------
                         $349,527  $340,708   $ 78,419  $ 71,203
                         ========  ========   ========  ========

 Television station earnings increased 2% in the third quarter, to $33,697,000 from $33,095,000 last year, as a 2% increase in station operating revenues more than offset a 3% increase in station programming expenses. The moderate increase in revenues reflects a softening in demand for television advertising. Such demand appears to be softening further and Chris-Craft expects fourth quarter revenues to be less than last year's. Chris-Craft believes that broadcast television stations in general are experiencing a reduction in the level of fourth quarter business. Station earnings for the first nine months of 1995 increased 11%, to $112,083,000 from $100,596,000, reflecting a 4% increase in operating revenues and a 4% decline in programming expenses. Primarily due to one-time expenses of approximately $3.7 million associated with establishing a national sales representative subsidiary, Television Division operating income, which further reflects program development expenses, goodwill amortization and corporate office expenses of BHC and UTV, declined slightly in the third quarter, to $24,411,000 from last year's $25,162,000. Nine month Television Division operating income rose 12% even after the one-time expenses, to $91,989,000 from last year's $82,228,000.

 Industrial Division operating results have improved in 1995 following the discontinuance of operations at its unprofitable fiber products plant. While the elimination of that business resulted in a decline in 1995 Industrial Division operating revenues, the Division's continuing businesses produced revenue increases of 7% in both the third quarter and the nine months. Third quarter Industrial Division operating income totalled $321,000, versus a $645,000 loss last year, and nine month operating income increased to $1,191,000 from $237,000 last year.

 After Chris-Craft corporate office expense, which increased in the 1995 periods primarily due to the rise in retirement plan expense resulting from the third quarter increase in the market value of Chris-Craft common stock, consolidated operating income declined 14% in the third quarter, to

 $17,435,000 from $20,176,000. Nine month consolidated operating income rose 10%, to $78,419,000 from $71,203,000.

 UPN's pretax losses of $28,722,000 in the third quarter and $95,834,000 in the nine month period were as expected, and are reflected in Chris-Craft's financial statements under the equity method. UPN is in its infancy, and will incur substantial start-up losses for several years.

 Interest and other income increased to $21,224,000 from $16,995,000 in the third quarter, and to $60,977,000 from $46,297,000 in the nine month period, primarily reflecting higher interest rates on consolidated money market holdings.

 Income taxes in both third quarters reflect $20 million reversals by BHC of state income taxes it accrued in 1989 and 1990, following the favorable resolution in each quarter of routine audits.

Page 13
                     CHRIS-CRAFT INDUSTRIES, INC.
                     ----------------------------
                      PART II. OTHER INFORMATION
                      --------------------------

 Item 1.   Legal Proceedings.
           ------------------

           As previously reported, on March 22, 1995, the U.S. District Court in United States of America, et al. v. Montrose Chemical Corporation of California, et al. granted the defendants' motion for summary judgment on the first cause of action in the case, ruling that the government's claim for natural resource damages was barred by the applicable statute of limitations. The effect of this ruling is to dismiss the natural resource damages claim in the action, while the second claim, seeking recovery for alleged contamination at the former Montrose plant site in Torrance, California, will continue to be litigated. In addition, the Court ruled on other motions that the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") would limit the collective maximum liability of Montrose, Chris-Craft and the Zeneca Affiliates for natural resource damages to $50 million and further that the government would bear the burden of proving that any damages that occurred before CERCLA's enactment in 1980 are indivisible from post-enactment damages. The District Court certified its rulings for appeal, and on May 22, 1995 the U.S. Court of Appeals for the Ninth Circuit accepted the appeal. Although the Ninth Circuit indicated it would hear the appeal on an expedited basis, no oral argument has yet been scheduled. Montrose, Chris-Craft and the Zeneca Affiliates will vigorously defend the District Court's rulings in the appeal, but the timing or outcome of the appeal cannot be predicted at this time.

 On August 30, 1995 Chris-Craft was among a group of defendants, including Montrose and Zeneca, which reached a settlement and accordingly were dismissed from T H Agriculture and Nutrition Company, Inc. v. Aceto Chemical Co., Inc., Case No. CV-F-93-5404 DWW/DLB in the Federal District Court for the Eastern District of California. Chris-Craft did not contribute to the settlement, but received full releases from the plaintiffs.

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


                                      CHRIS-CRAFT INDUSTRIES, INC.
                                      ----------------------------
                                              (Registrant)


                                   By:    /s/ JOELEN K. MERKEL
                                      ----------------------------
                                            Joelen K. Merkel
                                     Vice President and Treasurer
                                    (Principal Accounting Officer)

 Date:  November 14, 1995

Page 15
                           EXHIBIT INDEX


 Incorporated by
 Reference to:        Exhibit No.              Exhibit
 -------------        -----------              -------

                         27           Financial Data Schedule