Form 10-K
period 1995-12-31
CHRIS CRAFT INDUSTRIES INC
filed 1996-03-29
CIK 20067

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                               -----------------------

                                      FORM 10-K
(Mark One)
   [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                     For the fiscal year ended December 31, 1995

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

      The aggregate market value of the voting stock held by non-affiliates of the registrant, as of February 29, 1996, was approximately $1,100,000,000.

      As of February 29, 1996, there were 21,516,098 shares of the registrant's Common Stock and 7,590,615 shares of the registrant's Class B Common Stock outstanding.

                 DOCUMENTS INCORPORATED BY REFERENCE

        The documents incorporated by reference into this Form 10-K and the Parts hereof into which such documents are incorporated are listed below:


             Document                                     Part

Those portions of the registrant's annual                I, II
report to stockholders for the fiscal year ended December 31, 1995 (the "Annual
Report") that are specifically identified herein as incorporated by reference into this Form 10-K.

Those portions of the registrant's proxy                  III
statement for the registrant's 1996 Annual
Meeting (the "Proxy Statement") that are specifically identified herein as incorporated by reference into this Form 10-K.

                                  PART I
ITEM 1.  BUSINESS.

                                 General

   Chris-Craft Industries, Inc. ("Chris-Craft"), the registrant, was organized in Delaware in 1928 and adopted its present name in 1962. Chris-Craft's principal business is television broadcasting, conducted through its majority owned (74.4% at February 29, 1996) subsidiary, BHC Communications, Inc. ("BHC"), which owns 100% of Chris-Craft Television, Inc. ("CCTV"), 100% of Pinelands, Inc. ("Pinelands") and, as of February 29, 1996, 57.1% of United Television, Inc. ("UTV").

   At February 29, 1996, Chris-Craft (including UTV) had 1,137 full-time employees and 109 part-time employees.

   In July 1994, BHC, along with Viacom Inc.'s Paramount Television Group ("Paramount"), formed the United Paramount Network ("UPN"), a fifth broadcast television network which premiered in January 1995.

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

   Commercial broadcast television stations may be either affiliated with one of the three major national networks (ABC, NBC and CBS); three more recently established national networks (Fox Broadcasting Company ("Fox"), UPN, and The WB Network ("WB")), which provide substantially fewer hours of programming;
or may be independent. UPN, formed by BHC, along with Paramount, began broadcasting a total of four hours of original prime time programming over two nights per week in January 1995 and expanded to a third night in March 1996. UPN currently has 151 affiliates in markets reaching 91% of all U.S. house-holds, including all of BHC's and Paramount's previously independent stations, and UPN continues to seek additional affiliates to expand its household reach. UPN is still in its infancy, and because of the intense competition that characterizes the broadcast television network business, the cost of develop-ing UPN is expected to remain significant for several years.

   The following table sets forth certain information with respect to BHC stations and their respective markets:

                                                Total
                                                Commercial
                         DMA TV                 Stations      DMA
Station and              House-      DMA        Operating in  Cable TV
Location (a)    Channel  Holds (b)   Rank (b)   Market (c)    Penetration (d)
------------    -------  ---------   --------   ------------  ---------------
KCOP               13    4,917,550      2nd         7VHF          61%
  Los Angeles                                      10UHF

WWOR (e)           9     6,695,140      1st         6VHF          68%
  Secaucus                                         14UHF

KPTV               12      933,440     24th         4VHF          61%
  Portland                                          2UHF

KMSP               9     1,412,030     14th         4VHF          50%
  Minneapolis/                                      3UHF
     St. Paul

KTVX               4       656,060     36th         4VHF          54%
  Salt Lake City                                    2UHF

KMOL               4       638,080     37th         3VHF          64%
  San Antonio                                       3UHF

KBHK               44    2,257,210      5th         4VHF          70%
  San Francisco                                    10UHF

KUTP               45    1,169,530     17th         4VHF          57%
  Phoenix                                           4UHF

_______________

(a) KCOP and KPTV are owned by CCTV; WWOR is owned by Pinelands; the remaining stations are owned by UTV. All stations are UPN affiliates, except for KTVX, an ABC affiliate, and KMOL, an NBC affiliate.

(b) Designated Market Area ("DMA") is an exclusive geographic area consisting of all counties in which the home-market commercial stations received a preponderance of total viewing hours. The ranking shown is the nationwide rank, in terms of television households in DMA, of the market served by the station. Source: Nielsen Media Research television households uni-verse estimates.

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

         Television stations derive their revenues primarily from selling advertising time. The television advertising sales market consists primarily of national network advertising, national spot advertising and local spot advertising. An advertiser wishing to reach a nationwide audience usually purchases advertising time directly from the national networks, "superstations" (i.e., broadcast stations carried by cable operators in areas outside their broadcast coverage area), barter program syndicators, national basic cable networks, or "unwired" networks (groups of otherwise unrelated stations whose advertising time is combined for national sale). A national advertiser wishing to reach a particular regional or local audience usually buys advertising time from local stations through national advertising sales representative firms having contractual arrangements with local stations to solicit such advertising. Local businesses generally purchase advertising from the stations' local sales staffs.

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

         Within a DMA, the advertising rates charged by competing stations depend primarily on three factors: the stations' program ratings, the time of day the advertising will run, and the demographic qualities of a program's viewers (primarily age and sex). Ratings data for television markets are measured by A.C. Nielsen Co. ("Nielsen"). This rating service uses two terms to quantify a station's audience: rating points and share points. A rating point represents one percent of all television households in the entire DMA tuned to a particular station, and a share point represents one percent of all television households within the DMA actually using at least one tele-vision set at the time of measurement and tuned to the station in question.

         Because the major networks regularly provide first-run programming during prime time viewing hours (in general, 8:00 P.M. to 11:00 P.M. Eastern/ Pacific time), their affiliates generally (but do not always) achieve higher audience shares, but have substantially less advertising time ("inventory") to sell, during those hours, than affiliates of the newer networks or independent stations, since the major networks use almost all of their affiliates' prime time inventory for network shows. Although the newer networks generally use the same amount of their affiliates' inventory during network broadcasts, the newer networks provide less programming; accordingly, their affiliates, as well as non-affiliated stations, generally have substantially more inventory for sale than the major-network affiliates. The newer network affiliates' and independent stations' smaller audiences and greater inventory during prime time hours generally result in lower advertising rates charged and more advertising time sold during those hours, as compared with major affiliates' larger audiences and limited inventory, which generally allow the major-network affiliates to charge higher advertising rates for prime time programming. By selling more advertising time, the new-network or independent station typically achieves a share of advertising revenues in its market greater than its audience ratings. On the other hand, total programming costs for such a station, because it broadcasts more syndicated programming than a major-network affiliate, are generally higher than those of a major-network affiliate in the same market. These differences have been reduced by the growth of the Fox network, which currently provides 15 weekly hours of programming during prime time and additional programming in other periods, and would be reduced further if the other newer networks should be successful in providing expanded schedules of programming.

         In July 1995, the FCC repealed, effective August 30, 1996, its prime time access rule, which limited broadcasts, by major-network affiliates in the 50 largest markets, of "off network" entertainment programming. Among other effects, elimination of this rule is expected to increase the competition faced by new-network affiliates and independent stations in bidding for the rights to popular "off network" shows.

         Programming

         BHC's UPN stations depend heavily on independent third parties for programming, as do KTVX and KMOL for their non-network broadcasts. Recog-nizing the need to have a more direct influence on the quality of programming available to its stations, and desiring to participate in potential profits through national syndication of programming, BHC has joined in the formation of UPN, and, additionally, has begun to invest directly in the development of original programming. The aggregate amount invested in original programming through December 31, 1995 was not significant to Chris-Craft's financial posi-tion. BHC television stations also produce programming directed to meet the needs and interests of the area served, such as local news and events, public affairs programming, children's programming and sports.

         Programs obtained from independent sources consist principally of syndicated television shows, many of which have been shown previously on a major network, and syndicated feature films, which were either made for net-work television or have been exhibited previously in motion picture theaters (most of which films have been shown previously on network or cable tele-vision). Syndicated programs are sold to individual stations to be broadcast one or more times. Television stations not affiliated with a major network generally have large numbers of syndication contracts; each contract is a license for a particular series or program that usually prohibits licensing the same programming to other television stations in the same market. A single syndication source may provide a number of different series or programs.

         Licenses for syndicated programs are often offered for cash sale (i.e., without any barter element) to stations; however, some are offered on a barter or cash plus barter basis. In the case of a cash sale, the station purchases the right to broadcast the program, or a series of programs, and sells advertising time during the broadcast. The cash price of such program-ming varies, depending on the perceived desirability of the program and whether it comes with commercials that must be broadcast (i.e., on a cash plus barter basis). Barter programming is offered to stations for no cash consideration, but comes with a greater number of commercials that must be broadcast, and therefore, with less inventory.

         In recent years, the amount of barter and cash plus barter program-ming broadcast both industry-wide and by BHC stations has increased sub-stantially. Barter and cash plus barter programming reduce both the amount of cash required for program purchases and the amount of time available for sale. Although the direct impact on broadcasters' operating income generally is believed to be neutral, program distributors that acquire barter air time compete with television stations and broadcasting networks for sales of air time. Chris-Craft believes that the effect of barter on BHC television sta-tions is not significantly different from its impact on the industry as a whole.

         BHC television stations are frequently required to make substantial financial commitments to obtain syndicated programming while such programming is still being broadcast by another network and before it is available for broadcast by BHC stations or even before it has been produced. Generally, syndication contracts require the station to acquire an entire program series, before the number of episodes of original showings that will be produced has been determined. While analyses of network audiences are used in estimating the value and potential profitability of such programming, there is no assur-ance that a successful network program will continue to be successful or profitable when broadcast after initial network airing. FCC rules limiting the ability of major networks to acquire financial interests in independently produced programming or prohibiting such networks from syndicating programs terminated in 1995. Elimination of the restraints is expected to result in increased competition by the major networks for production and syndication of first-run programming.

         Pursuant to generally accepted accounting principles, commitments for programming not available for broadcast are not recorded as liabilities until the programming becomes available for broadcast, at which time the related contract right is also recorded as an asset. BHC television stations had prepaid broadcast rights, unamortized film contract rights for programming available for telecasting, and deposits on film contracts for programming not available for telecasting aggregating $145,902,000 as of December 31, 1995. The stations were committed for film and sports rights contracts aggregating $166,200,000 for programming not available for broadcasting as of that date.

License periods for particular programs or films generally run from one to five years. Long-term contracts for the broadcast of syndicated television series generally provide for an initial telecast and subsequent reruns for a period of years, with full payment to be made by the station over a period of time shorter than the rerun period. See Notes 1(C) and 10 of Notes to Con-solidated Financial Statements.

         KTVX and KMOL are primary affiliates of their respective networks. Network programs are produced either by the networks themselves or by independent production companies and are transmitted by the networks to their affiliated stations for broadcast.

         Generally, in the past, major network primary affiliation agreements were automatically renewed for two-year periods (unless advance written notice of termination was given by either the affiliate or the network). More recently, however, most networks have begun to enter into affiliation agree-ments for terms as long as ten years. Chris-Craft is discussing long-term affiliation agreements for KTVX and KMOL. Current FCC rules do not limit the duration of such agreements.

         An affiliation agreement gives the affiliate the right to broadcast all programs transmitted by the network. The affiliate must run in its entirety, together with all network commercials, any network programming the affiliate elects or is required to broadcast, and is allowed to broadcast a limited number of commercials it has sold. For each hour of programming broad-cast by the affiliate, the major networks generally have paid their affiliates a fee, specified in the agreement (although subject to change by the network), which varies in amount depending on the time of day during which the program is broadcast and other factors. Prime time programming generally earns the highest fee. A network may, and sometimes does, designate certain programs to be broadcast with no compensation to the station.

         Subject to certain limitations contained in the affiliation agreement, an affiliate may accept or reject a program offered by the network and instead broadcast programming from another source. Rejection of a program gives the network the right to offer that program to another station in the area.


         United Paramount Network

         In January 1995, UPN began broadcasting four hours of original prime time programming per week, of which one hour consists of Star Trek: Voyager, a science fiction adventure. In March 1996, UPN increased its weekly prime time programming to six hours. The network also broadcasts two hours of previously exhibited movies on Saturday afternoons and one hour of original children's programming on Sunday mornings, which it plans to increase to two hours commencing in September 1996. UPN intends, over the next several years, to expand its prime time programming to five nights per week, as well as to begin broadcasting in other day parts.

         UPN licenses most of its current programming on the same bases as are customary in the industry. UPN seeks license or ownership rights for all other programming from all available sources on arms-length terms.

         UPN's primary affiliate station agreements have three year terms and provide commercial time to the stations as consideration for broadcasting the network's programming.

         BHC currently owns 100% of UPN, and Paramount has an option exer-cisable through January 15, 1997 to acquire an interest in the network equal to that of BHC. The option price is equivalent to approximately one-half of BHC's aggregate cash contributions to UPN through the exercise date, plus interest. Payment may be deferred through the option expiration date. BHC expenditures for UPN have been substantial, and UPN funding requirements are expected to continue to be significant for the next several years. See Management's Discussion and Analysis of Financial Condition and Results of Operations and
Note 2 of Notes to Consolidated Financial Statements.

         Sources of Revenue

         The principal source of revenues for BHC stations is the sale of advertising time to national and local advertisers. Such time sales are represented by spot announcements purchased to run between programs and program segments and by program sponsorship. The relative contributions of national and local advertising to BHC's gross cash advertising revenues vary from time to time. During the year ended December 31, 1995, national advertising contributed 37%, and local advertising contributed 63%, of total gross cash advertising revenues. Most advertising contracts are short-term. Like that of the television broadcasting business generally, BHC's television business is seasonal. In terms of revenues, generally the fourth quarter is strongest, followed by the second, third and first.

         Advertising is generally placed with BHC stations through advertising agencies, which are allowed a commission generally equal to 15% of the price of advertising placed. National advertising time is usually sold through a national sales representative, which also receives a commission, while local advertising time is sold by each station's sales staff. In July 1995, UTV established a national sales representative organization, United Television Sales, Inc. ("UTS"), to represent, initially, all BHC stations. Practices with respect to sale of advertising time do not differ markedly between BHC's major network and UPN stations, although the major-network affiliated stations have less inventory to sell.


         Government Regulation

         Television broadcasting operations are subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act empowers the FCC, among other things, to issue, revoke or modify broadcast licenses, to assign frequencies, to determine the locations of stations, to regulate the broadcasting equipment used by stations, to establish areas to be served, to adopt such regulations as may be necessary to carry out the provisions of the Communications Act and to impose certain penalties for violation of its regulations. BHC television stations are sub-ject to a wide range of technical, reporting and operational requirements imposed by the Communications Act or by FCC rules and policies. The Communi-cations Act was recently and substantially amended by the Telecommunications Act of 1996 (the "Telecom Act"), some provisions of which have been incorp-orated into the FCC's rules and regulations during the past month, and other provisions of which will be incorporated over the next several months.

         The Communications Act provides that a license may be granted to any applicant if the public interest, convenience and necessity will be served thereby, subject to certain limitations, including the requirement that the FCC allocate licenses, frequencies, hours of operation and power in a manner that will provide a fair, efficient and equitable distribution of service throughout the United States. Television licenses generally have been issued for five-year terms, but the Telecom Act permits the FCC to issue such licenses and their renewals for up to eight years. Upon application, and in the absence of adverse questions as to the licensee's qualifications or operations, tele-vision licenses have usually been renewed for additional terms without a hearing by the FCC. An existing license automatically continues in effect once a timely renewal application has been filed until a final FCC decision is issued.

         KMSP's license renewal was granted on April 15, 1993, and is due to expire on April 1, 1998. KTVX's license renewal was granted on September 29, 1993, and is due to expire on October 1, 1998. KUTP's license renewal was granted on March 28, 1994, and is due to expire on October 1, 1998. KCOP's license renewal was granted on April 18, 1994, and is due to expire on December 1, 1998. KBHK's license renewal was granted on October 2, 1995, and is due to expire on December 1, 1998. KPTV's license renewal was granted on August 9, 1995, and is due to expire on February 1, 1999. KMOL's license renewal was granted on August 18, 1995, and is due to expire on August 1, 1998. In September 1995, an administrative appeal of the grant of KMOL's renewal was filed, challenging the FCC staff's determination that KMOL had complied with FCC requirements concerning equal employment opportunity. KMOL has vigorously opposed this appeal, which Chris-Craft believes is without merit. WWOR's latest license renewal was granted on January 22, 1992. The current license renewal of WWOR has been opposed by a petition challenging its compliance with FCC requirements concerning equal employment opportunity. The station has vigorously opposed the petition, and Chris-Craft believes that the petition is without merit. WWOR's license remains in effect pending the resolution of the petition.

         Under existing FCC regulations governing multiple ownership of broad-cast stations, a license to operate a television station generally will not be granted to any party (or parties under common control), if such party directly or indirectly owns, operates, controls or has an attributable interest in another television or radio station serving the same market or area. The FCC, however, is favorably disposed to grant waivers of this rule for radio station-television station ownership combinations in the top 25 television markets, in which there will be at least 30 separately owned, operated and controlled broadcast stations, and in certain other circumstances. The Telecom Act di-rects the FCC to extend this waiver policy to the top 50 markets, consistent with the public interest, and to conduct a rule-making proceeding to determine whether to retain or modify the current restriction on same-market multiple television station ownership.

         FCC regulations further provide that a broadcast license will not be granted if that grant would result in a concentration of control of radio and television broadcasting in a manner inconsistent with the public interest, convenience or necessity. Prior to adoption of the Telecom Act, FCC rules had deemed such concentration of control to exist if any party, or any of its officers, directors or stockholders, directly or indirectly, owned, operated, controlled or had an attributable interest in more than 12 television stations, or in television stations capable of reaching, in the aggregate, a maximum of 25% of the national audience. This percentage is determined by the DMA market rankings of the percentage of the nation's television households considered within each market. Because of certain limitations of the UHF signal, however, the FCC will attribute only 50% of a market's DMA reach to owners of UHF sta-
tions for the purpose of calculating the audience reach limits.   Applying the
50% reach attribution rule to UHF stations KBHK and KUTP, the eight BHC sta-tions are deemed to reach approximately 18% of the nation's television house-holds. The Telecom Act directed the FCC to eliminate the numerical limita-tion on television station ownership and to increase the maximum national audience reach limit to 35%, and the FCC has adopted such changes. The FCC is also considering whether to eliminate the 50% attribution reduction under this rule for UHF stations.

         The FCC's multiple ownership rules require the attribution of the licenses held by a broadcasting company to its officers, directors and certain of its stockholders, so there would ordinarily be a violation of FCC regulations where an officer, director or such a stockholder and a television broadcasting company together hold interests in more than the permitted number of stations or more than one station that serves the same area. In the case of a corpora-tion controlling or operating television stations, such as Chris-Craft, there is attribution only to stockholders who own 5% or more of the voting stock, except for institutional investors, including mutual funds, insurance companies and banks acting in a fiduciary capacity, which may own up to 10% of the voting stock without being subject to such attribution, provided that such entities exercise no control over the management or policies of the broadcasting company.

         The FCC has begun a proceeding to consider modification of the various TV ownership restrictions described above, as well as changes in the rules for attributing the licenses held by an enterprise to various parties. Chris-Craft cannot predict the outcome of the FCC proceedings.

         FCC regulations currently prevent a national sales representative organization, such as UTS, which is commonly owned with a national network such as UPN, from representing affiliates of that network other than affiliates that are also under common ownership with the network. FCC regulations also place restrictions on provisions of agreements between networks and their affiliates relating to network exclusivity, territorial exclusivity, time optioning, and pre-emption rights. The FCC is conducting rule-making proceedings to consider whether to retain, modify, or eliminate these regulations. Chris-Craft is unable to predict the outcome of these proceedings.

         As required by the Telecom Act, the FCC recently amended another of its regulations, the dual network rule, which generally had prohibited common ownership or control of two television broadcast networks. Ownership and control of two or more such networks will now be permitted, except for common ownership or control between two of ABC, NBC, CBS, and Fox, or any one of those four networks and either UPN or WB.

         The Telecom Act directs the FCC to conduct a rule-making proceeding to require the inclusion, in all television sets 13 inches or larger, of a feature (commonly referred to as the V-chip) designed to enable viewers to block display of programs carrying a common rating and authorizes the FCC to establish an advisory committee to recommend a system for rating video programming that contains sexual, violent, or other indecent material about which parents should be informed, before it is displayed to children, if the television industry does not establish a satisfactory voluntary rating system of its own. Industry leaders have announced their intention to establish a voluntary rating system by the end of 1996. The Telecom Act also directs the FCC to adopt regulations requiring increased closed-captioning of video pro-gramming and to conduct an inquiry into the use of audio-narrated descriptions of video programming that could increase the accessibility of such programming to persons with visual impairments.

         FCC regulations prohibit the holder of an attributable interest in a television station from having an attributable interest in a cable television system located within the predicted coverage area of that station. FCC regu-lations also prohibit the holder of an attributable interest in a television station from having an attributable interest in a daily newspaper located within the predicted coverage area of that station. The FCC intends to conduct a rule-making proceeding to consider possible modification of this latter regulation.

        The Communications Act limits the amount of capital stock that aliens (including their representatives, foreign governments, their representatives, and entities organized under the laws of a foreign country) may own in a tele-vision station licensee or any corporation directly or indirectly controlling such licensee. No more than 20% of a licensee's capital stock and, if the FCC so determines, no more than 25% of the capital stock of a company controlling a licensee, may be owned, directly or indirectly, or voted by aliens or their representatives. Should alien ownership exceed this limit, the FCC may revoke or refuse to grant or renew a television station license or approve the assignment or transfer of such license. Chris-Craft believes the ownership by aliens of its stock and that of BHC and UTV to be below the applicable limit.

         The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a licensee without the prior approval of the FCC. Legislation was introduced in the past that would impose a transfer fee on sales of broadcast properties. Although that legislation was not adopted, similar proposals, or a general spectrum licensing fee, may be advanced and adopted in the future. Recent legislation has imposed annual regulatory fees applicable to BHC stations, currently ranging as high as $22,400 per station.

         The foregoing does not purport to be a complete summary of all the provisions of the Communications Act or regulations and policies of the FCC thereunder. Reference is made to the Communications Act, such regulations and the public notices promulgated by the FCC for further information.

         Other Federal agencies, including principally the Federal Trade Com-mission, also impose a variety of requirements that affect the business and operations of broadcast stations. Proposals for additional or revised require-ments are considered by the FCC, other Federal agencies or Congress from time to time. Chris-Craft cannot predict what new or revised Federal requirements may result from such consideration or what impact, if any, such requirements might have upon the operation of BHC television stations.

         Competition

         BHC television stations compete for advertising revenue in their respective markets, primarily with other broadcast television stations and cable television channels, and compete with other advertising media as well. Such competition is intense.

         In addition to programming, management ability and experience, tech-nical factors and television network affiliations are important in determining competitive position. Competitive success of a television station depends primarily on public response to the programs broadcast by the station in rela-tion to competing entertainment, and the results of this competition affect the advertising revenues earned by the station from the sale of advertising time.

         Audience ratings provided by Nielsen have a direct bearing on the competitive position of television stations. In general, major network pro-grams achieve higher ratings than programs of other stations.

         There are at least five other commercial television stations in each market served by a BHC station. Chris-Craft believes that the three VHF major-network affiliates and the two other VHF stations in New York City generally attract a larger viewing audience than does WWOR, and that WWOR generally at-tracts a viewing audience larger than the audiences attracted by the UHF sta-tions in the New York City market. In Los Angeles, the three VHF major-network affiliates and two other VHF stations generally attract a larger view-ing audience than does KCOP, and KCOP generally attracts a viewing audience larger than one other VHF station and the ten UHF stations in Los Angeles.
In Portland, the three VHF major-network affiliated stations generally attract a larger audience than does KPTV, which generally attracts a larger audience than the other independent stations, both of which are UHF stations. Chris-Craft believes that, in Minneapolis/St. Paul, KMSP generally attracts a smaller viewing audience than the three major VHF network-affiliated stations, but a larger viewing audience than the other three stations, all of which are UHF stations. In Salt Lake City, KTVX generally ranks first of the six tele-vision stations in terms of audience share. In San Antonio, KMOL generally ranks first of the six stations in terms of audience share. Of the 14 com-mercial television stations in San Francisco, KBHK generally ranks fifth in terms of audience share, behind the three major network-affiliated VHF television stations, and the VHF Fox affiliate. KUTP generally ranks sixth in terms of audience share, of the eight commercial stations in the Phoenix market.

         In February 1996, Chris-Craft received a Civil Investigative Demand
(a "CID") from the Antitrust Division of the U.S. Department of Justice seeking production of documents in connection with a civil investigation by the Division of the television advertising business in the Los Angeles market.
KCOP received two similar CIDs in late 1995 and has responded to both, and several KCOP employees have given deposition testimony in the matter. All of the VHF television stations in the Los Angeles market have received similar CIDs seeking document production and deposition testimony. The Chris-Craft
CID also requires the preservation of advertising-related documents at the Company's seven other television stations, but does not require production at this time.

         BHC stations may face increased competition in the future from additional television stations that may enter their respective markets. See note (c) to the table under Television Division.

         Cable television has become a major competitor of television broad-casting stations. Because cable television systems operate in each market served by a BHC station, the stations are affected by rules governing cable operations. If a station is not widely accessible by cable in those markets having strong cable penetration, it may lose effective access to a significant portion of the local audience. Even if a television station is carried on a local cable system, an unfavorable channel position on the cable system may adversely affect the station's audience ratings and, in some circumstances, a television set's ability to receive the station being carried on an unfavorable channel position. Some cable system operators may be inclined to place broad-cast stations in unfavorable channel locations. Similar competitive effects may be expected from video delivery systems offered by local telephone companies, as permitted by the provisions of the Telecom Act.

         FCC regulations requiring cable television stations to carry or re-serve channels for retransmission of local broadcast signals have twice been invalidated in Federal court. In October 1992, Congress enacted legislation designed to provide television broadcast stations the right to be carried on cable television stations (and to be carried on specific cable channel positions), or (at the broadcaster's election) to prohibit cable carriage of the television broadcast station without its consent. This law is currently being challenged in the Federal courts, and Chris-Craft cannot predict the outcome. The Telecom Act extends the must-carry requirements to the video delivery systems of local telephone companies, and these extended requirements may also be affected by the pending court challenge.

While Federal law has until recently generally prohibited local telephone companies from providing video programming to subscribers in their service areas, this restriction has been held constitutionally invalid by eight federal district courts. Two such rulings have been affirmed by the United States Court of Appeals, one by the Fourth Circuit and one by the Ninth Circuit, and the Supreme Court has heard oral argument with respect to the Fourth Circuit case. This prohibition has been substantially eliminated by the Telecom Act, and the Supreme Court has consequently remanded the case to the Circuit Court for further consideration. The FCC has also initiated a rule-making proceeding to consider rules for "Open Video Systems" -- a new structure of video delivery system authorized by the Telecom Act for provision by local telephone companies and, if permitted by the FCC, others. Chris-Craft is unable to predict the outcome or effect of these developments.

         "Syndicated exclusivity" rules allow television stations to prevent local cable operators from importing distant television programming that duplicates syndicated programming in which local stations have acquired ex-clusive rights. In conjunction with these rules, network nonduplication rules protect the exclusivity of major-network broadcast programming within the local video marketplace. The FCC is also reviewing its "territorial exclusivity" rule, which limits the area in which a broadcaster can obtain exclusive rights to video programming. Chris-Craft believes that the competitive position of BHC stations would likely be enhanced by an expansion of broadcasters' per-mitted zones of exclusivity.

         Alternative technologies could increase competition in the areas served by BHC stations and, consequently, could adversely affect their profitability. Two direct broadcast satellite ("DBS") systems currently provide service, and others are expected to begin service later in 1996. The number of subscribers to DBS services more than doubled during 1995, from approximately 600,000 at the end of 1994, to approximately 1.7 million. An additional challenge is now posed by wireless cable systems, including multichannel distribution services ("MDS"). At the end of 1994, wireless cable systems served about 800,000 subscribers. Two four-channel MDS licenses have been granted in most television markets. MDS operation can provide commercial pro-gramming on a paid basis. A similar service can also be offered using the instructional television fixed service ("ITFS"). The FCC now allows the educational entities that hold ITFS licenses to lease their "excess" capacity for commercial purposes. The multichannel capacity of ITFS could be combined with either an existing single channel MDS or a newer multichannel multi-point distribution service to increase the number of available channels offered by an individual operator. The emergence of home satellite dish antennas has also made it possible for individuals to receive a host of video programming options via satellite transmission.

        Technological developments in television transmission have created the possibility that one or more of the broadcast and nonbroadcast television media will provide enhanced or "high definition" pictures and sound to the public of a quality that is technically superior to that of the pictures and sound currently available. It is not yet clear when and to what extent technology of this kind will be available to the various television media; whether and how television broadcast stations will be able to avail them-selves of these improvements; whether all television broadcast stations will be afforded sufficient spectrum to do so; what channels will be assigned to each of them to permit them to do so; whether viewing audiences will make choices among services upon the basis of such differences; or, if they would, whether significant additional expense would be required for television sta-tions to provide such services. Many segments of the television industry are intensively studying enhanced and "high definition" television tech-nology. A proceeding is under way at the FCC regarding policies concerning advanced television service, including "high definition" service. The Tele-com Act, as well as proposed federal legislation, addresses several of these issues, and some members of Congress support auctioning or otherwise charging broadcasters for use of spectrum designated for "high definition" television use. The Telecom Act, in particular, authorizes the FCC, if it chooses, to issue the initial licenses for new advanced television broadcast stations exclusively to existing television station licensees and permittees, provided that they are required to surrender either their old or new licenses after a period of time to be specified by the FCC. The Telecom Act also directs the FCC to adopt regulations regarding ancillary uses of such new licenses and the collection of fees for certain ancillary uses. Chris-Craft is unable to predict the outcome of these legislative proposals or rule-making proceedings.

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

         Sales of plastic film to two large chemical manufacturers equaled 12.3% and 5.2%, and to two health care customers equaled 7.9% and 7.4%, of 1995 Division revenues, respectively. Sales to these accounts are generally made on the basis of competitive bidding on each item sold. Similar arrangements with these customers have prevailed for a number of years. The loss of these customers, unless their business was replaced by others, would have an adverse effect on the Industrial Division. Manufacturing of fiber products for the automotive industry at the Division's Waterford, New York facility was dis-continued at the end of 1994, except for small quantities needed in early 1995 to complete customer orders. Employment of the facility's approximately 100 employees was terminated in 1995. All manufacturing assets of the Waterford facility were sold in 1995, and Chris-Craft is currently offering the land and building for sale.


         Plastic Flexible Films

         Chris-Craft's plastic flexible films are based primarily on polyvinyl alcohol polymers; some of the film products are water-soluble in their end use applications, while others are made water-insoluble. Chris-Craft's major use for such film is in water-soluble packaging for pre-measured amounts of chemical compounds. The film is also used in the manufacture of water-soluble hospital laundry bags. Management is aware of competition from two other domestic and several foreign producers of similar film.

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

         Raw Materials

         Principal raw materials used by the Industrial Division include poly-mers and chemical additives. These have generally been readily available from many sources.


ITEM 2.  PROPERTIES.

         Television Division

         KCOP owns its studios and offices in two buildings in Los Angeles containing a total of approximately 54,000 square feet located on adjacent sites having a total area of approximately 1.93 acres. KCOP's transmitter is located atop Mt. Wilson on property utilized pursuant to a permit issued by the United States Forest Service.

         KPTV owns its studios and offices in a building in Portland, Oregon, containing approximately 45,252 square feet located on a site of approximately
2.0 acres. Its transmitter is located on its own property at a separate site containing approximately 16.18 acres.

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

         The Minneapolis facility includes approximately 49,700 square feet of space on a 5.63-acre site. The Salt Lake City facility is approximately 30,400 square feet on a 2.53-acre site. The San Antonio facility is approx-imately 41,000 square feet on a .92-acre site. The San Francisco facility is approximately 27,700 square feet in downtown San Francisco. The Phoenix facility is approximately 26,400 square feet on a 3.03-acre site. Smaller buildings containing transmission equipment are owned by UTV at sites separate from the studio facilities.

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

         KBHK's transmitter is located on Mt. Sutro, as part of the Sutro Tower complex, which also houses equipment for other San Francisco television sta-tions and many of its FM radio stations. The lease for the Mt. Sutro facili-ties expires in February 2005 and is renewable for two five-year periods.

         KUTP's transmitter facilities and tower are located on a site within South Mountain Park, a communications park owned by the City of Phoenix, which also contains transmitter facilities and towers for the other television sta-tions in Phoenix as well as facilities for several FM radio stations. The license for this space expires in 2012.

         Industrial Division

         As described below, the Industrial Division owns plants in Gary, Indiana and Waterford, New York and leases facilities in Northbrook, Illinois and in South Holland, Illinois, which leases expire on October 31, 1999 and June 30, 1998, respectively.

                                                      Factory and
                                                      Office Space    Site
Plant Location     Principal Product                 (Square Feet)   (Acres)
--------------     -----------------                  ------------   -------

Gary, Indiana      Plastic flexible films and water-      48,000          5
                   disposable hospital bags

Northbrook,        Health care products                    5,166         --
Illinois

South Holland,     Warehouse for healthcare products      33,000         --
Illinois           distribution

Waterford, New     (Ceased production in March 1995;     100,000         18
York               land and building being offered for
                   sale.)
                        ___________________


         Chris-Craft believes its properties are adequate for their present uses.

ITEM 3.  LEGAL PROCEEDINGS.

         Montrose Chemical Corporation of California ("Montrose"), whose stock is 50% owned by Chris-Craft and 50% by a subsidiary of Zeneca Inc. ("Zeneca"), discontinued its manufacturing operations in 1983 and has since been defending claims for costs and damages relating to environmental matters. Chris-Craft has been named as a defendant in certain of these actions by plaintiffs seeking to hold Chris-Craft liable for Montrose activities.

         In April 1983, the United States of America and the State of Cal-ifornia instituted an action in the Federal District Court for the Central District of California, entitled United States of America et al. v. J.B. Stringfellow, et al., Case No. 83-2501 JMI (MCX), against Montrose and approximately 20 other defendants relating to alleged environmental impairment at the Stringfellow Hazardous Waste Disposal Site in California. The complaint alleges that Montrose generated toxic wastes containing DDT which were de-posited at the Stringfellow Site between 1969 and 1972, allegedly constituting approximately 19% by volume of all toxic wastes deposited at the site. During this period, the Stringfellow Site was licensed as a hazardous waste disposal facility by the State of California. The action seeks an injunction against numerous generators of waste materials which were deposited at the Stringfellow Site, including Montrose, the owners of the Stringfellow Site and others, to abate the release of substances from the site and to remedy allegedly hazardous conditions. The action seeks to impose joint and several liability against all defendants for all costs of removal and remedial action incurred by the Federal and state governments at the site. On September 30, 1990, the United States Environmental Protection Agency ("EPA") issued a Record of Decision for the site which selected some of the interim remedial measures preferred by the EPA and the State, the estimated present value of the capital costs of which was estimated by them to be $169 million although the estimate purports to be subject to potential variations of up to 50%. Plaintiffs also seek recovery for remedial expenditures. The action also seeks unspecified damages for alleged harm to natural resources. On June 22, 1992, Montrose and other defendants signed a consent decree with the United States regarding certain remedial work at and near the Stringfellow Site, which decree was entered by the District Court in October 1992. On November 30, 1993 Special Master Harry
V. Peetris entered a recommended ruling allocating liability at the site under both the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA" or the "Superfund" statute) and state law. The CERCLA allocation was 65% to the State of California, 10% to the owners of the site and 25% to the generator defendants (including Montrose). The state law allocation was 100% to the State and 0% to the Stringfellow entities. The Special Master's recommended ruling will be reviewed by the District Court before it enters a final allocation decision. The State is expected to appeal when the final order is entered by the District Court. In addition, in 1986-7 the United States Department of Justice sought and received information regard-ing the relationship between Montrose and its two 50% shareholders. The Depart-ment's inquiry was directed to the issue whether Chris-Craft, as a shareholder of Montrose, should be added as a party to the action. Chris-Craft is not aware of any further action taken by the Department in this matter.

         In June 1990, the United States of America and the State of California commenced an action in the United States District Court for the Central District of California, entitled United States of America et al. v. Montrose Chemical Corporation of California et al., Civil Action No. 90-3122 AAH (JRX), against, among others, Montrose and Chris-Craft. Certain United States af-filiates of Zeneca (the "Zeneca Affiliates"), as well as Westinghouse Electric Corporation, Potlatch Corporation and Simpson Paper Company, which have no con-nection with Chris-Craft, were also named as defendants. Brought under CERCLA, plaintiffs alleged with respect to Montrose, Chris-Craft, and the Zeneca Af-filiates, in the first cause of action, that Montrose released hazardous sub-stances, including DDT, into the environment in and around Los Angeles, Calif-ornia, including the waters surrounding the Palos Verdes Peninsula, the Los Angeles-Long Beach Harbor, and the Channel Islands. The first cause of action also alleged that other of the defendants released PCBs into the same waters. The complaint sought a declaration that defendants are jointly and severally liable for damages (in amounts not specified) resulting from injury to natural resources caused by the alleged releases, including loss of use and costs of restoration, plus plaintiffs' costs in assessing such damages. In the second cause of action, plaintiffs also sought to hold Montrose, Chris-Craft, and the Zeneca Affiliates jointly and severally liable for all costs incurred and to be incurred in connection with alleged hazardous substance contamination to soil and ground water at the site of Montrose's former plant in Torrance,

California. In October 1994, as required by a case management order (which anticipates a trial in 1998 or later), the plaintiffs produced expert reports to support the first cause of action describing both the alleged natural re-sources damages and also possible restoration plans for dredging or capping the allegedly contaminated ocean sediments. Although the plaintiffs have stated that they have not completed their restoration analysis, they stated they would seek to recover between approximately $300 million and $1.1 billion from the defendants not participating in the purported settlement described below.
On March 21, 1995, after an appeal by Montrose, Chris-Craft, and the Zeneca Af-filiates, the United States Court of Appeals for the Ninth Circuit reversed an April 1993 District Court order approving a purported settlement between plaintiffs, the Los Angeles County Sanitation District ("LACSD"), and numerous municipalities and local government entities that had been sued by Montrose, Chris-Craft, and other defendants as third-party defendants. The purported settlement would have resolved all liability between the plaintiffs and the LACSD and the government entities for approximately $42 million in cash and in-kind services, and purported to immunize the settling defendants from the cross-claims and third party claims of Montrose and Chris-Craft.

         On March 22, 1995, the District Court in U.S. v. Montrose granted the defendants' motion for summary judgment on the first cause of action, ruling that the government's claim for natural resource damages was barred by the ap-plicable statute of limitations. The effect of this ruling is to dismiss the natural resources damages claims. In addition, the Court ruled on other mo-tions that CERCLA would limit the collective maximum liability of Montrose, Chris-Craft, and the Zeneca Affiliates for natural resource damages to $50 million and further that the government would have the burden of proving that any alleged damages are the result of releases occurring after enactment of CERCLA in 1980. On January 8, 1996, the U.S. Court of Appeals for the Ninth Circuit heard argument on the plaintiffs' appeals of the District Courts' rulings on the statute of limitations and the $50 million cap questions. It is uncertain when the Court of Appeals will issue any ruling.

         Since 1984 Montrose has been complying with a Consent Order entered into with the Nevada Department of Conservation and Natural Resources Di-vision of Environmental Protection ("DEP") requiring operation of a ground water intercept treatment system near a production facility used by Montrose until 1985 in Henderson, Nevada. The EPA and DEP are currently reconsidering whether the complex that includes the Henderson facility should be included on the National Priority List. In April 1991, Montrose entered into a second consent order with DEP and other parties requiring investigation of environ-mental conditions at the Henderson facility.

         Montrose is a defendant in a case entitled Levin Metals Corporation, et al. v. Parr-Richmond Terminal Company, et al., Case Nos. C-84-6273 BAC, C-84-6234 BAC and C-85-4776 BAC in the United States District Court for the Northern District of California, in which it is alleged that Montrose con-tributed to the contamination of certain real property in Richmond, California, and in which damages claimed exceed $15 million. In March 1990, the EPA added the site to the "National Priority List", which covers sites eligible for reme-diation under the Superfund program. In December 1992, two parties to the Parr-Richmond action filed pleadings naming Chris-Craft as a defendant alleg-ing among other things, that Chris-Craft is secondarily liable under corporate liability theories for Montrose's liabilities, if any. Chris-Craft filed an answer denying liability on June 11, 1993, asserting numerous affirmative de-fenses and filing counterclaims. Since October 1994, proceedings in the Levin case have been stayed while the parties have engaged in extensive settlement negotiations. To date, although Montrose and Chris-Craft have reached an agree-ment in principle with the EPA and the other Levin parties on key points of a settlement, no final agreement has been reached. In January 1990, Montrose and Chris-Craft were each notified by the United States National Oceanic and Atmospheric Administration that the United States intends to name each of them as a defendant in an action seeking recovery for alleged damage to natural re-sources emanating from the Richmond site. Chris-Craft has received no further correspondence about this possible claim.

         In August 1992, Montrose was named one of approximately 18 defendants in Alderman, et al. v. Cadillac Fairview/California, Inc., et al., Case No. BC062039 in Los Angeles County (California) Superior Court, where approxi-mately 100 individual plaintiffs seek to recover unspecified amounts for al-leged personal injuries and property damage purportedly caused by contamination at two neighboring properties in California, one of which formerly was used by Montrose for manufacturing operations. Chris-Craft was added as a defendant in December 1992. In September 1993, Montrose and Chris-Craft were named as defendants in a second action, Herrera, et al. v. Cadillac Fairview/California, Inc., et al., Case No. 4C021847, which has been consol-idated with the Alderman action and which effectively added 20 plaintiffs to the Alderman action. No substantial discovery has yet occurred in the Alderman action. A statement of damages filed by the plaintiffs alleges general damages of $7 million. Settlement mediation under the auspices of a retired judge began in February 1995.

         In September 1994, the EPA notified Chris-Craft that it had been desig-nated as a "potentially responsible party" under CERCLA (a "PRP") in connection with the Diamond Alkali Superfund Site on the Passaic River in Newark, New Jer-sey. The EPA alleges that hazardous substances were released into the river from a facility operated by a predecessor company. The facility was located near the Diamond Alkali property, but not on the riverfront, and was sold by Chris-Craft in 1972. Chris-Craft disputes that it is a responsible party.
At the request of the EPA, Maxus Energy Corp., the former owner of the Diamond Alkali property and a designated PRP at the site, is currently performing a feasibility study estimated to cost approximately $10 million to determine the extent of contamination in the area and to evaluate possible corrective actions.

         In November 1995, the EPA notified Chris-Craft that it is a po-tentially responsible party with respect to the Spectron Superfund Site in Elkton, Maryland. Preliminary communications with representatives of a steering committee and other potentially responsible parties indicate that approximately 1,300 other companies and individuals likewise have received or will receive such notices from the EPA and that Chris-Craft's alleged responsibility with respect to the site is based on a single invoice indicating that a facility operated by Chris-Craft allegedly sent a quantity of acetone to the site in 1970.

         In each case involving Montrose where Chris-Craft has been named as a defendant, Chris-Craft contends that it is not liable and that it neither owned nor operated the facilities involved, nor did it arrange for the disposal of hazardous substances. Chris-Craft and its predecessors were shareholders of Montrose and provided certain management services to Montrose as it conducted its operations. Based on the available information, the status of the pro-ceedings, and the applicable legal and accounting standards, Chris-Craft, in reliance, among other things, on the advice of counsel, believes that it should have no liability (under CERCLA or otherwise) for the operations of Montrose and does not presently consider liability to be "probable" in any of the Montrose-related cases. Accordingly, under Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," no amount has been reserved in Chris-Craft's financial statements. The Diamond Alkali Superfund Site matter does not include Montrose, and based on the review to date by Chris-Craft and its counsel, they believe Chris-Craft has been erroneously identified as a PRP at the site; Chris-Craft is unable to determine at this stage if it could have any liability at the site.

         If a court ultimately rejected Chris-Craft's defenses, under CERCLA Chris-Craft could be held jointly and severally liable, without regard to fault, for response costs and natural resource damages. A party's ultimate liability at a site generally depends on its involvement at the site, the nature and extent of contamination, the remedy selected, the role of other parties in creating the alleged contamination and the availability of contri-bution from those parties, as well as any insurance or indemnification agree-ments which may apply. In most cases, both the resolution of the complex issues involved and any necessary remediation expenditures occur over a number of years. Future legal and technical developments in each of the foregoing matters will be periodically reviewed to determine if the accrual of reserves would be appropriate.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.


EXECUTIVE OFFICERS OF THE REGISTRANT.

         The executive officers of Chris-Craft, as of February 29, 1996, are as follows:
                                                            Has served
                      Positions with Chris-Craft and        as officer
    Name               age as of February 29, 1996             since
    ----              -------------------------------       -----------
Herbert J. Siegel     Chairman of the Board and                 1968
                      President; 67

Evan C Thompson       Executive Vice President and              1982
                      President, Television Division;
                      53

John C. Siegel        Senior Vice President;43                  1985

William D. Siegel     Senior Vice President; 41                 1985

Joelen K. Merkel      Vice President and
                      Treasurer; 44                             1980

Brian C. Kelly        General Counsel and
                      Secretary; 44                             1992

         The principal occupation of each of the individuals for the past five years is stated in the foregoing table, except that prior to being elected General Counsel and Secretary of Chris-Craft on December 14, 1992, Brian C. Kelly served as President of Finevest Foods, Inc. ("Finevest") from July 1992 through December 13, 1992, served as Executive Vice President, General Counsel and Secretary of Finevest from March 1992 until July 1992 and served as Vice President, General Counsel and Secretary of Finevest until February 1992. Finevest filed a Chapter 11 bankruptcy petition on February 11, 1991 and emerged from bankruptcy on July 9, 1992 pursuant to a confirmed reorganization plan. All officers hold office until the meeting of the Board following the next annual meeting of stockholders or until removed by the Board.

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

                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The information appearing in the Proxy Statement under the captions ELECTION OF DIRECTORS--Nominees of the Board of Directors and ELECTION OF DIRECTORS--Compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by this reference. Information relating to Chris-Craft's executive officers is set forth in Part I under the caption EXECUTIVE OFFICERS OF THE REGISTRANT.

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

               2. The financial statements of UPN and report thereon listed under the caption Schedules in the Index to Consolidated Financial Statements and Schedules.

               3. Exhibits listed in the Exhibit Index, including com-pensatory plans or arrangements listed below:

                       Benefit Equalization Plan
                       1988 Management Incentive Plan
                       1989 Director Stock Option Plan
                       1994 Management Incentive Plan
                       1994 Director Stock Option Plan
                       Employment Agreement dated as of January 1, 1994 between
                          Herbert J. Siegel and Chris-Craft.
                       Employment Agreement dated as of January 1, 1994 between
                          Evan C Thompson and Chris-Craft.

         (b) No reports on Form 8-K were filed by the registrant during the last quarter of the period covered by this report.

                             SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 29, 1996

                                  CHRIS-CRAFT INDUSTRIES, INC.
                                  ----------------------------
                                          (Registrant)


                                  By:   WILLIAM D. SIEGEL
                                        -----------------
                                        William D. Siegel
                                        Senior Vice President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Signature and Title                        Date

               HERBERT J. SIEGEL                          March 29, 1996
               -----------------
               Herbert J. Siegel
               Chairman, President and
                 Director (principal executive
                 officer)

               WILLIAM D. SIEGEL                          March 29, 1996
               -----------------
               William D. Siegel
               Senior Vice President and
                 Director (principal
                 financial officer)

               JOELEN K. MERKEL                           March 29, 1996
               ----------------
               Joelen K. Merkel
               Vice President and Treasurer
                 (principal accounting officer)

               EVAN C THOMPSON                            March 29, 1996
               ---------------
               Evan C Thompson
               Executive Vice President and
                 Director

               HOWARD ARVEY                               March 29, 1996
               ------------
               Howard Arvey
               Director

               LAWRENCE R. BARNETT                        March 29, 1996
               -------------------
               Lawrence R. Barnett
               Director

               T. CHANDLER HARDWICK, III                  March 29, 1996
               -------------------------
               T. Chandler Hardwick, III
               Director

               JEANE J. KIRKPATRICK                       March 29, 1996
               --------------------
               Jeane J. Kirkpatrick
               Director

               DAVID F. LINOWES                           March 29, 1996
               ----------------
               David F. Linowes
               Director

               NORMAN PERLMUTTER                          March 29, 1996
               -----------------
               Norman Perlmutter
               Director

               JAMES J. ROCHLIS                           March 29, 1996
               ----------------
               James J. Rochlis
               Director

               ALVIN R. ROZELLE                           March 29, 1996
               ----------------
               Alvin R. Rozelle
               Director

               JOHN C. SIEGEL                             March 29, 1996
               --------------
               John C. Siegel
               Director

             CHRIS-CRAFT INDUSTRIES, INC. AND SUBSIDIARIES

       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


CONSOLIDATED FINANCIAL STATEMENTS:

         Report of Independent Accountants

         Consolidated Balance Sheets - December 31, 1995 and 1994

         Consolidated Statements of Income - For the Years
          Ended December 31, 1995, 1994 and 1993

         Consolidated Statements of Cash Flows - For the Years
          Ended December 31, 1995, 1994 and 1993

         Consolidated Statements of Shareholders' Investment - For the Years Ended December 31, 1995, 1994 and 1993

         Notes to Consolidated Financial Statements


SCHEDULES:

         UPN Financial Statements --

              Report of Independent Accountants

              Balance Sheet - December 31, 1995

              Statement of Operations and Statement of Changes
               in Partners' Capital (Deficit) -
               For the Year Ended December 31, 1995

              Statement of Cash Flows - For the Year
               Ended December 31, 1995

              Notes to Financial Statements

                   Report of Independent Accountants


  February 14, 1996

  To the Partners
  of United Paramount Network


  In our opinion, the accompanying balance sheet and the related statements of operations, of changes in Partners' capital (deficit) and of cash flows present fairly, in all material respects, the financial position of United Paramount Network (a partnership between BHC Network Partner, Inc. and BHC Network Partner II, Inc.) at December 31, 1995, and the results of its operations and its cash flows for the year ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of United Paramount Network's manage-ment; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the ac-counting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.


      Price Waterhouse LLP
      Century City

United Paramount Network
Balance Sheet
December 31, 1995
---------------------------------------------------------------

(in thousands)
                              Assets
Current assets:
 Cash and cash equivalents                            $      74
 Accounts receivable (net of allowance for
  doubtful accounts of $178)                              9,040
 Program rights and development costs (net
  of reserve for abandonment of $4,631)                  12,893
 Other current assets                                       609
                                                         ------
    Total current assets                                 22,616

Restricted cash                                             974
Property and equipment, at cost:
 Furniture, fixtures and computer equipment               1,082
 Leasehold improvements and other                           341
                                                         ------
                                                          1,423
  Less accumulated depreciation                             198
                                                         ------
                                                          1,225
Intangible asset (net of accumulated
 amortization of $54)                                       217
Investment in joint venture                               2,750
                                                          -----
    Total assets                                      $  27,782
                                                       ========

           Liabilities and Partners' Capital (Deficit)

Current liabilities:
 Accounts payable                                     $   3,224
 Accrued program costs                                   10,587
 Accrued expenses and other liabilities                  11,850
                                                        -------
    Total current liabilities                            25,661

Due to related party                                    109,935
                                                       --------
    Total liabilities                                   135,596

Commitments and contingencies (Note 6)

Partners' capital (deficit):
 Network Partner                                         (8,942)
 Network Partner II                                     (98,872)
                                                        --------
    Total partners' deficit                            (107,814)
    Total liabilities and partners' capital           $  27,782
                                                       =========

             The accompanying notes are an integral
               part of these financial statements.

United Paramount Network
Statement of Operations and
Statement of Changes in Partners' Capital (Deficit)
For the Year Ended December 31, 1995
----------------------------------------------------------------

               Statement of Operations
(in thousands)

Net revenues                     $  30,376

Operating costs and expenses:
  Operating expenses                99,940
  Selling, general and
    administrative expenses         58,924
  Depreciation and amortization        252
                                  --------
                                   159,116

Operating loss                    (128,740)

Other income (expense):
  Interest expense to
    related parties                 (4,535)
  Interest and other income             62
  Net loss on investment
    in joint venture                  (625)
                                  ---------
                                    (5,098)
Net loss                         $(133,838)
                                  =========


       Statement of Changes in Partners' Capital (Deficit)
(in thousands)
                                       Network          Network
                                       Partner       Partner II        Total
                                       -------       ----------        -----
Balance at December 31, 1994          $  1,500        $   1,338     $   2,838

 Capital contributions                       -           23,186        23,186
 Capital transfers between partners     (3,977)           3,977             -

 Allocation of 1995 net loss            (6,465)        (127,373)     (133,838)
                                       --------        ---------     ---------

Balance at December 31, 1995          $ (8,942)       $ (98,872)    $(107,814)
                                        =======         ========     =========

             The accompanying notes are an integral
              part of these financial statements.

United Paramount Network
Statement of Cash Flows
For the Year Ended December 31, 1995
----------------------------------------------------------------

(in thousands)

Cash flows from operating activities:
  Net loss                                            $(133,838)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Amortization of program costs                      91,744
      Payments for programming                          (98,420)
      Depreciation and amortization                         252
      Abandonment reserve                                 4,631
      Changes in assets and liabilities:
        Increase in accounts receivable, net             (9,025)
        Increase in accounts payable, accrued expenses
          and other current liabilities                  12,546
      Decrease in other assets                            3,052
                                                       --------

  Net cash used in operating activities                (129,058)
                                                       --------

Cash flows from investing activities:
  Additions to property and equipment                    (1,113)
  Cash placed in restricted account                        (974)
  Increase in intangible asset                             (271)
  Net investment in joint venture                        (2,750)
                                                        --------

  Net cash used in investing activities                  (5,108)
                                                        --------
Cash flows from financing activities:
  Advances from related party                           109,935
  Capital contributions                                  23,186
                                                        -------
  Net cash provided by financing activities             133,121
                                                        -------
  Net decrease in cash and cash equivalents              (1,045)

Cash and cash equivalents:
  Beginning of period                                     1,119
                                                        -------
  End of period                                       $      74
                                                       ========

Supplemental Cash Flow Information:

 Cash paid for interest                               $   4,530
                                                       ========

             The accompanying notes are an integral
              part of these financial statements.

United Paramount Network
Notes to Financial Statements
For the Year Ended December 31, 1995
----------------------------------------------------------------

Note 1 - Organization

In July 1994, BHC Network Partner, Inc. ("Network Partner"), a wholly owned subsidiary of Chris-Craft Industries, Inc.'s majority owned subsidiary, BHC Communications, Inc. ("BHC"), along with PCI Network Partner, Inc. ("PCI/NP"), a wholly owned indirect subsidiary of Viacom Inc.'s Paramount Television Group, formed the United Paramount Network ("UPN" or the "Network"), a fifth broad-cast television network.

UPN was organized as a partnership in December 1994 between Network Partner and BHC Network Partner II, Inc., a wholly owned indirect subsidiary of BHC, ("Network Partner II", collectively referred to as the "Partners"). PCI/NP has an option exercisable through January 15, 1997 to acquire an interest in UPN equal to that of the Partners. The option price is equivalent to approxi-mately one-half of the Partners' aggregate cash contributions to UPN through the exercise date, plus interest; payment may be deferred through the option expiration date.

UPN began providing programming for broadcast in January 1995. At December 31, 1995, the Network had 150 affiliates reaching over 90% of U.S. television house-holds. The Network's revenues are derived entirely from providing television programming and are, therefore, subject to the vagaries of the advertising industry.

Operating costs of the Network are funded through capital contributions and loans made by the Partners. Profits or losses are allocated between the Partners in accordance with the partnership agreement. During the year ended December 31, 1995, UPN incurred operating losses of $128,740,000 and negative cash flows from operations of $129,058,000. UPN is still in its infancy and the cost of developing and expanding its programming is expected to remain significant for several years. The Partners intend to continue funding UPN through capital contributions and loans, as UPN incurs obligations arising through the normal course of its business.

Note 2 - Accounting Policies

Financial Instruments

Restricted cash consists of cash and marketable securities having maturities at time of purchase not exceeding one year, all of which are U.S. government securities. In accordance with Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities," marketable securities have been classified as held-to-maturity. The fair value of restricted cash approximates its amortized cost, reflecting the short maturities. Restricted cash has been placed in an account as a security deposit, is not available for current operations of the Network and, therefore, has been classified as non-current in the accompanying balance sheet.

Property and Equipment

Property and equipment is recorded at cost. Depreciation of furniture, fix-tures and computer equipment is computed on the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is computed on a straight-line basis over the life of the lease.

Program Rights and Development Costs

Costs for program production are capitalized as incurred. Other Network programming rights and related liabilities are recorded at the contractual amounts when the programming becomes available for telecasting. Capitalized program costs are amortized over the estimated number of showings, using accelerated methods based on management's estimate of the flow of revenues. The estimated costs of recorded program rights to be charged to income within one year are included in current assets; payments on such program rights due within one year are included in current liabilities.

Costs incurred for the development of programs are capitalized and included in the accompanying balance sheet, net of reserves established for projects which may be terminated prior to being placed into production.

Revenue Recognition

The Network sells advertising time for broadcast on UPN programs through Premier Advertising Sales ("Premier") a wholly owned subsidiary of Paramount Communications, Inc. (Note 6). Revenues are recognized substantially as adver-tisements are aired, at contractual rates as reported to UPN by Premier.
With respect to certain of its programming, UPN derives no revenue and incurs no programming expense.

Use of Estimates in Preparation of Financial Statements

Preparation of financial statements in accordance with generally accepted accounting principles requires the use of management estimates.

Income Taxes

As a general partnership, the Network's losses are allocated to, and reported by, the individual Partners. Therefore, no credit for income tax benefit is included in the accompanying financial statements.

NOTE 3 - Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:
(in thousands)

              Accrued advertising cost              $ 6,215
              Accrued compensation                    2,388
              Accrued sales commission                1,395
              Other accrued expenses                  1,852
                                                     ------
                                                    $11,850
                                                     ======

NOTE 4 - Investment in Joint Venture

In January 1995, UPN entered into a joint venture (the "Venture") with Saban Entertainment for the purpose of developing, producing and distributing children's television programming. Under terms of the Venture agreement, UPN funds certain programming costs in return for certain distribution rights to such programming and a share of aggregate revenue. UPN accounts for its interest in the Venture using the equity method.

NOTE 5 - Due to Related Party

During 1995 the Partners made loans to UPN totalling $109,935,000 at December 31, 1995. The loans bear interest at the prime rate (8.5% at December 31, 1995), payable annually. The loans are to be repaid from cash provided by the Network's operations, as available.

NOTE 6 - Commitments and Contingencies

The aggregate amount payable by UPN under contracts for programming not cur-rently available for telecasting and, accordingly, not included in accrued program costs in the accompanying balance sheet totalled approximately $62,000,000 at December 31, 1995.

At December 31, 1995 UPN was obligated under a five year lease for its office space. The lease is noncancellable for three years and calls for certain penalty payments upon cancellation thereafter. Rental expense for the year ended December 31, 1995 was $427,000. Aggregate future minimum lease payments at December 31, 1995 are $3,523,000, with amounts of $755,000 due in each of the years 1996 through 1999 and $503,000 due in 2000. Additionally, as re-quired by the lease agreement, UPN obtained an irrevocable letter of credit in the amount of $1,220,000 on behalf of the lessor. The obligation under the letter of credit is required to be reduced annually over the lease term.

                                EXHIBIT INDEX

Incorporated by
Reference to:              Exhibit No.      Exhibit
---------------            -----------      -------
Exhibit 3(A) [1]               3.1          Restated Certificate
                                            of Incorporation

Exhibit 3(B) [2]               3.2          By-Laws

Exhibit 11(H) [2]             10.1          Benefit Equalization Plan of
                                            registrant

Exhibit 10(B)(1) [5]          10.2          Amendment No. 1 thereto

Exhibit 10.3[10]              10.3          Amendment No. 2 thereto

Exhibit 10(B) [8]             10.4          Employment Agreement dated
                                            January 1, 1994 between
                                            registrant and Herbert J. Siegel

Exhibit 10(C) [8]             10.5          Split-Dollar Agreement dated
                                            January 6, 1994 between
                                            registrant and William D. Siegel

Exhibit 10(D) [8]             10.6          Split-Dollar Agreement dated
                                            January 6, 1994 between
                                            registrant and John C. Siegel

Exhibit 10(E) [3]             10.7          Form of Agreement under Executive
                                            Deferred Income Plan of
                                            registrant

Exhibit 10(F) [8]             10.8          Employment Agreement dated
                                            January 1, 1994 between
                                            registrant and Evan C Thompson

Exhibit A to Proxy            10.9          1988 Management Incentive Plan
Statement of registrant
dated March 23, 1988 (File
No. 1-2999)

Exhibit 10(G)(1) [7]          10.10         Amendment No. 1 thereto

Exhibit 10(c) [4]             10.11         Management Agreement between
                                            the registrant and BHC dated
                                            July 21, 1989

Exhibit 19 [6]                10.12         Amendment No. 1 thereto dated
                                            October 31, 1991

Exhibit 10(H)(2) [8]          10.13         Amendment No.2 thereto dated
                                            March 24, 1994

Exhibit A to Proxy            10.14         1989 Director Stock Option Plan
Statement of registrant
dated April 26, 1990
(File No. 1-2999)

Exhibit 10(I)(1) [7]          10.15         Amendment No. 1 thereto

Exhibit A to registrant's     10.16         1994 Management Incentive Plan
proxy statement dated
March 25, 1994 (File
No. 1-2999)

Exhibit B to registrant's     10.17         1994 Director Stock Option Plan
proxy statement dated
March 25, 1994 (File
No. 1-2999)

Exhibit 10.10 [9]             10.18         Option Agreement dated July 19,
                                            1994 between BHC Network Partner,
                                            Inc. and PCI Network Partner,
                                            Inc.

     *                         11           Computation of Primary and
                                            Fully Diluted Income per Share

     *                         13           Portions of the Annual Report
                                            incorporated by reference

     *                         21           Subsidiaries of the registrant

     *                         23           Consent of Price Waterhouse LLP

     *                         27           Financial Data Schedule
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

 [10] Registrant's Annual Report on Form 10-K for the year ended December
      31, 1994.

