Form 10-Q
period 1996-03-31
CHRIS CRAFT INDUSTRIES INC
filed 1996-05-15
CIK 20067

Page 1
           SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549
                       FORM 10-Q
(MARK ONE)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 1996
                               --------------------------------
                            OR
/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

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

As of April 30, 1996 there were 22,254,047 shares of the issuer's
Common Stock outstanding and 7,753,200 shares of the issuer's
Class B Common Stock outstanding.

Page 2

                             PART I -- FINANCIAL INFORMATION
                              CHRIS-CRAFT INDUSTRIES, INC.
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands of dollars)
                                       (UNAUDITED)
                          -------------------------------------

                                                          March  31,    December 31,
                                                             1996           1995
                                                         -------------  ------------
ASSETS
- ------
CURRENT ASSETS:
  Cash and cash equivalents                              $   118,068    $    73,840
  Marketable securities (substantially
    all U.S. Government securities)                        1,364,185      1,449,598
  Accounts receivable, net                                    74,950         93,093
  Film contract and prepaid broadcast rights                 102,599         95,541
  Prepaid expenses and other current assets                   57,958         45,871
                                                         -----------    -----------
    Total current assets                                   1,717,760      1,757,943
                                                         -----------    -----------
FILM CONTRACT AND, IN 1995, PREPAID BROADCAST
  RIGHTS, less current portion                                22,020         50,361
                                                         -----------    -----------
PROPERTY, PLANT AND EQUIPMENT, net                            51,279         49,927
                                                         -----------    -----------
INTANGIBLE ASSETS                                            324,867        321,945
                                                         -----------    -----------
OTHER ASSETS                                                  24,778         23,677
                                                         -----------    -----------
                                                         $ 2,140,704    $ 2,203,853
                                                         ===========    ===========

      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Page 3

                             PART I -- FINANCIAL INFORMATION
                              CHRIS-CRAFT INDUSTRIES, INC.
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands of dollars)
                                       (UNAUDITED)
                          -------------------------------------

                                                           March 31,    December 31,
                                                             1996           1995
                                                         -------------  ------------
LIABILITIES AND SHAREHOLDERS' INVESTMENT
- ----------------------------------------
CURRENT LIABILITIES:
  Film contracts payable within one year                 $    82,345    $    87,634
  Accounts payable and other liabilities                     100,874        105,682
  Income taxes payable                                        35,893         33,211
                                                         -----------    -----------
    Total current liabilities                                219,112        226,527
                                                         -----------    -----------
FILM CONTRACTS PAYABLE AFTER ONE YEAR                         75,900         86,392
                                                         -----------    -----------
OTHER LIABILITIES                                             11,391         11,588
                                                         -----------    -----------
MINORITY INTEREST                                            528,125        560,326
                                                         -----------    -----------
SHAREHOLDERS' INVESTMENT:
  Prior preferred stock - $1.00 dividend; currently
    authorized 73,399 shares; outstanding 73,399 shares        1,578          1,578
  Convertible preferred stock - $1.40 dividend;
    currently authorized 275,178 shares;
    outstanding 275,178 and 275,758 shares                     4,816          4,826
  Class B common stock - par value $.50 per share;
    authorized 50,000,000 shares; outstanding
    7,790,635 and 7,652,273 shares                             3,895          3,826
  Common stock - par value $.50 per share; authorized
    100,000,000 shares; outstanding 22,261,590 and
    21,478,079 shares                                         11,922         11,530
  Capital surplus                                            332,656        301,351
  Retained earnings                                          953,844        989,181
  Treasury stock, at cost                                     (3,901)          -
  Increase to reflect marketable
    securities at market value                                 1,366          6,728
                                                         -----------    -----------
                                                           1,306,176      1,319,020
                                                         -----------    -----------
                                                         $ 2,140,704    $ 2,203,853
                                                         ===========    ===========

      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Page 4

                                 CHRIS-CRAFT INDUSTRIES, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (In thousands of dollars except per share data)
                                         (UNAUDITED)
                       -----------------------------------------------
                                                  Three Months
                                                 Ended March 31,
                                             ----------------------
                                                1996        1995
                                             ----------  ----------
OPERATING REVENUES                           $  105,650  $  108,709
                                             ----------  ----------
OPERATING EXPENSES:
  Expenses directly associated with revenues     54,990      53,989
  Selling, general and administrative            32,787      30,940
                                             ----------  ----------
                                                 87,777      84,929
                                             ----------  ----------
    Operating income                             17,873      23,780
                                             ----------  ----------
OTHER INCOME (EXPENSE):
  Interest and other income, net                 23,160      20,820
  Equity in United Paramount Network loss       (32,754)    (38,403)
                                             ----------  ----------
                                                 (9,594)    (17,583)
                                             ----------  ----------
    Income before income taxes
      and minority interest                       8,279       6,197

INCOME TAX PROVISION                              4,100       2,500
                                             ----------  ----------
    Income before minority interest               4,179       3,697

MINORITY INTEREST                                (3,804)     (3,383)
                                             ----------  ----------
    Net income                               $      375  $      314
                                             ==========  ==========
Net income per share:
  Primary                                    $      .01  $      .01
                                             ==========  ==========
  Fully diluted                              $      .01  $      .01
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

Page 5

                                 CHRIS-CRAFT INDUSTRIES, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In thousands of dollars)
                                          (UNAUDITED)
                       -----------------------------------------------
                                                                      Three Months
                                                                     Ended March 31,
                                                                 ----------------------
                                                                    1996        1995
                                                                 ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                      $      375  $      314
 Adjustments to reconcile net income to net cash
  provided from operating activities:
    Film contract payments                                          (22,683)    (23,520)
    Film contract amortization                                       22,249      17,612
    Depreciation and other amortization                               4,790       5,104
    Equity in United Paramount Network loss                          32,754      38,403
    Minority interest                                                 3,804       3,383
    Other                                                            (2,361)        563
    Changes in assets and liabilities:
      Accounts receivable                                            18,143      21,388
      Other assets                                                   (3,993)      2,337
      Accounts payable and other liabilities                         (3,656)     (7,678)
      Income taxes                                                    2,551      (3,813)
                                                                 ----------  ----------
          Net cash provided from operating activities                51,973      54,093
                                                                 ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Disposition (purchase) of marketable securities, net                75,711     (48,838)
 Investment in United Paramount Network                             (33,610)    (38,028)
 Capital expenditures, net                                           (3,812)       (852)
 Other                                                                 (148)       (249)
                                                                 ----------  ----------
          Net cash provided from (used in) investing activities      38,141     (87,967)
                                                                 ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Capital transactions of subsidiaries                               (42,183)    (20,505)
 Purchase of treasury stock                                          (4,196)    (13,067)
 Proceeds from option exercises                                         703         149
 Other                                                                 (210)       (216)
                                                                 ----------  ----------
          Net cash used in financing activities                     (45,886)    (33,639)
                                                                 ----------  ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 44,228     (67,513)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       73,840     226,183
                                                                 ----------  ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $  118,068  $  158,670
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

Page 6
                       CHRIS-CRAFT INDUSTRIES, INC.
                       ----------------------------
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          ----------------------------------------------------

1.   PRINCIPLES OF CONSOLIDATION:

     The accompanying condensed consolidated financial statements include the accounts of Chris-Craft Industries, Inc. and its subsidiaries, including Chris-Craft's majority owned (75% at March 31, 1996) television broadcasting subsidiary, BHC Communications, Inc., and BHC's majority owned (58% at March 31, 1996) subsidiary, United Television, Inc. (UTV). The pro rata interests of BHC and UTV minority shareholders in the net income of the respective companies are reflected in minority interest in the accompanying condensed consolidated statements of income. The minority shareholders' interests in the net assets of BHC and UTV are reflected as minority interest in the accompanying condensed consolidated balance sheets. Intercompany accounts and transactions have been eliminated.

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

     At March 31, 1996, Chris-Craft's marketable securities, which consisted substantially of U.S. Government securities, had a carrying value of $1,362,072,000 and a fair value of $1,364,185,000. The difference of $2,113,000 ($1,366,000 net of income taxes and minority interests) is reflected as an increase to shareholders' investment in the accompanying condensed consolidated balance sheet. Of the investments in U.S. Government securities, 78% mature within one year, 95% within two years and all within three years.

     At December 31, 1995, Chris-Craft's marketable securities, which consisted substantially of U.S. Government securities, had a carrying value of $1,435,282,000 and a fair value of $1,449,598,000. The difference of $14,316,000 ($6,728,000 net of income taxes and minority interests) is reflected as an increase to shareholders' investment in the accompanying condensed consolidated balance sheet.

3.   UNITED PARAMOUNT NETWORK:

     In July 1994, BHC, along with Viacom Inc.'s Paramount Television Group, formed the United Paramount Network, a fifth broadcast television network which premiered in January 1995. BHC currently owns 100% of UPN, and Paramount has an option exercisable through January 15, 1997 to acquire an interest in UPN equal to that of BHC. The option price is equivalent to approximately one-half of BHC's aggregate cash contributions to UPN through the exercise date, plus interest; payment may be deferred through the option expiration date.

     UPN has been organized as a partnership, and BHC's partnership interest is accounted for under the equity method. The carrying value of such interest totalled $2,983,000 at March 31, 1996 and $2,121,000 at December 31, 1995 and is included in other assets on the accompanying condensed consolidated balance sheets. UPN is still in its infancy, and the cost of developing UPN is expected to remain significant for several years.

     UPN's condensed consolidated statement of operations for the three months ended March 31, 1996 is as follows (in thousands):

            Operating revenues*           $   10,908
            Operating expenses*               42,602
                                          ----------
               Operating loss                (31,694)
            Other expenses                    (1,060)
                                          ----------
               Loss before interest
                 on BHC advances             (32,754)
            Interest on BHC advances
            (eliminated in consolidation)     (2,523)
                                          ----------
               Net loss                   $  (35,277)
                                          ==========

            * With respect to certain of its programming,
              UPN derives no revenue and incurs no programming expense.

4.   SHAREHOLDERS' INVESTMENT:

     Chris-Craft paid 3% stock dividends on its common and Class B common stock in the respective shares of such classes on April 2, 1996. During the three months ended March 31, 1996, 88,843 shares of Class B common stock were converted into 88,843 shares of common stock, and 580 shares of $1.40 convertible preferred stock were converted into 17,971 shares of common stock. In addition, 48,821 shares of common stock, including 18,039 shares held in treasury, were issued upon exercise of stock options, and 18,039 shares of common stock were received in partial payment of option exercises. During the three month period, 92,500 shares of common stock were purchased by Chris-Craft, all of which were held in treasury at March 31, 1996. As of March 31, 1996, 1,055,402 shares of common stock and 12,899 shares of $1.00 prior preferred stock remained authorized for purchase.

     As of March 31, 1996, shares of Chris-Craft's authorized but unissued common stock were reserved for issuance as follows:

                                                       Shares
                                                     ----------
    Conversion of Class B common stock                 7,790,635
    Conversion of $1.40 convertible preferred stock    8,784,427*
    Stock options (including options
      outstanding for 1,773,875 shares)                3,556,570
                                                      ----------
                                                      20,131,632
                                                      ==========

         *Including Class B common shares.

5.   COMMITMENTS AND CONTINGENCIES:

     Commitments of BHC's television stations for film contracts entered into but not available for broadcasting at March 31, 1996 aggregated approximately $187.4 million, including $55.8 million applicable to UTV. BHC also has a commitment to invest over time up to $65 million, including $40 million applicable to UTV, in management buyout limited partnerships.

     BHC is expected to make significant expenditures developing UPN.
See Note 3.

     As set forth in Note 10 of Notes to Consolidated Financial Statements in Chris-Craft's 1995 Annual Report, Chris-Craft has been named as a defendant (or a "potentially responsible party") in certain actions seeking recovery for environmental damage allegedly related to
(i) the activities (discontinued since 1983) of 50% owned Montrose Chemical Corporation of California and (ii) the activities of Montrose

Chemical Co., a predecessor company to Chris-Craft. Chris-Craft does not presently consider liability to be "probable" in any of the Montrose related matters and no amount has been reserved in Chris-Craft's financial statements.

6.   INCOME PER SHARE:

     Computations of income per share, all of which give retroactive effect to the April 1996 3% stock dividend, are as follows (in thousands of dollars except per share amounts):

                                              Three Months
                                             Ended March 31,
                                        -------------------------
                                            1996         1995
                                        -----------  ------------
PRIMARY:
- --------
Average outstanding common
  and Class B common shares              29,984,788   30,152,126
Assumed exercise of stock options           489,214      167,379
                                        -----------  -----------
Total shares used in computation         30,474,002   30,319,505
                                        ===========  ===========

Net income                              $       375  $       314
Preferred stock dividend requirements          (114)        (117)
                                        -----------  -----------
                                        $       261  $       197
                                        ===========  ===========

Primary income per share                $       .01  $       .01
                                        ===========  ===========
FULLY DILUTED:
- --------------
Average outstanding common
  and Class B common shares              29,984,788   30,152,126
Assumed conversion of
  $1.40 preferred stock                   8,790,748    9,013,377
Assumed exercise of stock options           489,214      167,379
                                        -----------  -----------
Total shares used in computation         39,264,750   39,332,882
                                        ===========  ===========

Net income                              $       375  $       314
Preferred stock dividend requirements           (18)         (18)
                                        -----------  -----------
                                        $       357  $       296
                                        ===========  ===========

Fully diluted income per share          $       .01  $       .01
                                        ===========  ===========

Page 10
                  CHRIS-CRAFT INDUSTRIES, INC.
                  ----------------------------
              MANAGEMENT'S DISCUSSION AND ANALYSIS
              ------------------------------------
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ------------------------------------------------

Liquidity and Capital Resources
- -------------------------------

Chris-Craft's financial position is strong and highly liquid. Cash and marketable securities totalled $1.5 billion at March 31, 1996, and Chris-Craft has no debt outstanding. Chris-Craft's 75% owned television broadcasting subsidiary, BHC Communications, Inc., is currently expending significant funds to develop the United Paramount Network, but cash flow provided from BHC's operating activities has substantially exceeded BHC's UPN funding since the network's January 1995 launch.

Chris-Craft's operating cash flow is generated primarily by the Television Division's core television station group. Broadcast cash flow reflects station operating income plus depreciation and film contract amortization less film contract payments. The relationship between film contract payments and related amortization may vary greatly between periods (payments exceeded amortization by $.4 million and $5.9 million, respectively, in the 1996 and 1995 first quarters), and is dependent upon the mix of programs aired and payment terms of the stations' contracts. Reflecting such $5.5 million variance between the first quarters of 1996 and 1995, broadcast cash flow declined only 10% to $26.2 million from $29.2 million in 1995, while station earnings declined 25%, as explained below. Although broadcast cash flow is often used in the broadcast television industry as an ancillary measure, it is not synonymous with operating cash flow computed in accordance with generally accepted accounting principles, and should not be considered alone or as a substitute for measures of performance computed in accordance with generally accepted accounting principles.

Chris-Craft's cash flow additionally reflects earnings associated with its cash and marketable securities, most of which are held by BHC. Cash and marketable securities totalled $1.5 billion at March 31, 1996, virtually unchanged from December 31, 1995. First quarter operating cash flow of $52.0 million was more than offset by BHC's UPN funding of $33.6 million and treasury stock purchases by BHC and UTV totalling $44.6 million.

BHC generates most of Chris-Craft's consolidated cash flow. Parent company obligations consist solely of corporate office expenditures, current and accrued. Parent company cash balances were augmented in January 1993 upon the receipt of $36 million in dividends from BHC, which paid a special cash dividend of $2.00 per share, and were again augmented in April 1995 upon the receipt of $18 million in dividends from BHC, which paid a special cash dividend of $1.00 per share. BHC has no plan to pay regular dividends. Chris-Craft parent company cash balances are substantially in excess of normal operating requirements.

Since April 1990, BHC's Board of Directors has authorized the purchase of up to 6,800,000 Class A common shares. Through March 31, 1996, 5,220,787 shares were purchased for a total cost of $324.8 million, including $28.3 million in 1996. From 1993 through March 31, 1996, UTV purchased 1,160,676 of its common shares at an aggregate cost of $66.9 million, and at March 31, 1996, 1,023,349 UTV shares remained authorized for purchase.

Chris-Craft intends to expand its operations in the media, entertainment and communications industries and to explore business opportunities in other industries. Chris-Craft believes it is capable of raising significant additional capital to augment its already substantial financial resources, if desired, to fund such additional expansion.

In July 1994, BHC, along with Viacom Inc.'s Paramount Television Group, formed UPN, a fifth broadcast television network which premiered in January 1995. BHC currently owns 100% of UPN, and accounts for UPN under the equity method, since Paramount has an option through January 15, 1997 to acquire an interest in UPN equal to that of BHC. The option price is equivalent to approximately one-half of BHC's aggregate cash contributions to UPN through the exercise date, plus interest. BHC expenditures related to UPN totalled $128.6 million in 1995 and $33.6 million in the first quarter of 1996. UPN is still in its infancy, and the cost of developing UPN is expected to remain significant for several years.

Chris-Craft's television stations make commitments for programming that will not be available for telecasting until future dates. At March 31, 1996, commitments for such programming totalled approximately $187.4 million, including $55.8 million applicable to UTV. BHC also has a commitment to invest over time up to $65 million, including $40 million applicable to UTV, in management buyout limited partnerships. Chris-Craft capital expenditures generally have not been material in relation to its financial position, and the related capital expenditure commitments at March 31, 1996 (including any related to UPN) were not material. Chris-Craft expects that its expenditures for UPN, future film contract commitments and capital requirements for its present business will be satisfied primarily from operations, marketable securities or cash balances.

As set forth in Note 5, Chris-Craft has been named as a defendant (or "potentially responsible party") in certain actions seeking recovery for environmental damage allegedly related to (i) the activities (discontinued since 1983) of 50% owned Montrose Chemical Corporation of California and (ii) the activities of Montrose Chemical Co., a predecessor company to Chris-Craft. As further set forth in Note 5, Chris-Craft does not presently consider liability to be "probable" in any of the Montrose related matters, and no amount has been reserved in Chris-Craft's financial statements.

Results of Operations
- ---------------------

Chris-Craft first quarter net income was $375,000, or $.01 per share, compared to last year's $314,000, also $.01 per share. Results for the quarter reflect a smaller start-up loss at United Paramount Network and an increase in income earned on its substantial cash and marketable securities holdings. These positive factors offset a decline in operating income at Chris-Craft's core Television Division.

Operating revenues and operating income for the 1996 and 1995 first quarters are as follows (in thousands):

                        Operating Revenues    Operating Income
                        ------------------   ------------------
                          1996     1995       1996       1995
                        --------  --------   --------  --------
First Quarter
  Television Division   $101,045  $104,475  $  21,335 $  26,247
  Industrial Division      4,605     4,234        441       355
  Corporate and other       -         -        (3,903)   (2,822)
                        --------  --------   --------  --------
                        $105,650  $108,709   $ 17,873  $ 23,780
                        ========  ========   ========  ========


The rather lackluster demand for television advertising on Chris-Craft's stations which prevailed during the fourth quarter of 1995 continued into the first quarter of 1996, especially in Los Angeles and San Francisco. Revenues at Chris-Craft's eight station group accordingly declined 5%, to $98,985,000 from $104,475,000 and, after a 4% increase in operating expenses, first quarter station earnings declined 25%, to $24,568,000 from $32,703,000. Television Division operating income declined only 19%, to $21,335,000 from $26,247,000, as the Division's television production subsidiaries recorded improved results.

There are preliminary signs of strengthening demand for television advertising at Chris-Craft stations, and the upcoming Summer Olympic Games and political contests are expected to have a further positive effect on advertising demand later in the year.

Industrial Division operating revenues rose 9%, to $4,605,000 from $4,234,000 as both of its businesses, film manufacturing and health care products distribution, posted revenue gains. The Division's operating income increased 24%, to $441,000 from $355,000. Page 13

After Chris-Craft corporate office expense, which increased in 1996, primarily due to a rise in retirement plan expense, consolidated operating income declined 25%, to $17,873,000 from last year's
$23,780,000.

Interest and other income in the first quarter rose to $23,160,000 from last year's $20,820,000, primarily reflecting marketable securities gains.

UPN's first quarter loss declined to $32,754,000 from $38,403,000, as last year's amount included nonrecurring promotion expenses related to the network's January 1995 launch. UPN, which is accounted for under the equity method, is expected to incur substantial start-up losses for several more years.

Minority interest reflects the interest of shareholders other than Chris-Craft in the net income of BHC, 75% owned by Chris-Craft at March 31, 1996 and 73% owned at March 31, 1995, and the interest of shareholders other than BHC in the net income of UTV, 58% owned by BHC at March 31, 1996 and 56% owned at March 31, 1995.

Page 14
                    CHRIS-CRAFT INDUSTRIES, INC.
                    ----------------------------
                     PART II. OTHER INFORMATION
                     --------------------------

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

Date:  May 15, 1996

Page 15
                          EXHIBIT INDEX


Incorporated by
Reference to:        Exhibit No.              Exhibit
- -------------        -----------              -------

                        27           Financial Data Schedule