Form 10-Q
period 1996-06-30
CHRIS CRAFT INDUSTRIES INC
filed 1996-08-14
CIK 20067

Page 1
           SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549
                       FORM 10-Q
(MARK ONE)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 1996
                               --------------------------------
                            OR
/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

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

As of July 31, 1996 there were 22,416,017 shares of the issuer's
Common Stock outstanding and 7,529,835 shares of the issuer's
Class B Common Stock outstanding.

Page 2

                             PART I -- FINANCIAL INFORMATION
                              CHRIS-CRAFT INDUSTRIES, INC.
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands of dollars)
                                       (UNAUDITED)
                          -------------------------------------

                                                           June 30,     December 31,
                                                             1996           1995
                                                         -------------  ------------
ASSETS
- ------
CURRENT ASSETS:
  Cash and cash equivalents                              $   117,184    $    73,840
  Marketable securities (substantially
    all U.S. Government securities)                        1,328,437      1,449,598
  Accounts receivable, net                                    94,076         93,093
  Film contract and prepaid broadcast rights                  81,095         95,541
  Prepaid expenses and other current assets                   55,164         45,871
                                                         -----------    -----------
    Total current assets                                   1,675,956      1,757,943
                                                         -----------    -----------
FILM CONTRACT AND, IN 1995, PREPAID BROADCAST
  RIGHTS, less current portion                                15,750         50,361
                                                         -----------    -----------
PROPERTY, PLANT AND EQUIPMENT, net                            51,035         49,927
                                                         -----------    -----------
INTANGIBLE ASSETS                                            323,272        321,945
                                                         -----------    -----------
OTHER ASSETS                                                  43,706         23,677
                                                         -----------    -----------
                                                         $ 2,109,719    $ 2,203,853
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

Page 3

                             PART I -- FINANCIAL INFORMATION
                              CHRIS-CRAFT INDUSTRIES, INC.
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands of dollars)
                                       (UNAUDITED)
                          -------------------------------------

                                                           June 30,     December 31,
                                                             1996           1995
                                                         -------------  ------------
LIABILITIES AND SHAREHOLDERS' INVESTMENT
- ----------------------------------------
CURRENT LIABILITIES:
  Film contracts payable within one year                 $    76,923    $    87,634
  Accounts payable and other liabilities                      90,133        105,682
  Income taxes payable                                        34,806         33,211
                                                         -----------    -----------
    Total current liabilities                                201,862        226,527
                                                         -----------    -----------
FILM CONTRACTS PAYABLE AFTER ONE YEAR                         63,657         86,392
                                                         -----------    -----------
OTHER LIABILITIES                                             11,396         11,588
                                                         -----------    -----------
MINORITY INTEREST                                            528,404        560,326
                                                         -----------    -----------
SHAREHOLDERS' INVESTMENT:
  Prior preferred stock - $1.00 dividend; currently
    authorized 73,399 shares; outstanding 73,399 shares        1,578          1,578
  Convertible preferred stock - $1.40 dividend;
    currently authorized 273,314 shares;
    outstanding 273,314 and 275,758 shares                     4,783          4,826
  Class B common stock - par value $.50 per share;
    authorized 50,000,000 shares; outstanding
    7,544,580 and 7,652,273 shares                             3,772          3,826
  Common stock - par value $.50 per share; authorized
    100,000,000 shares; outstanding 22,585,072 and
    21,478,079 shares                                         12,083         11,530
  Capital surplus                                            331,624        301,351
  Retained earnings                                          956,309        989,181
  Treasury stock, at cost                                     (5,643)          -
  Adjustment to reflect marketable
    securities at market value                                  (106)         6,728
                                                         -----------    -----------
                                                           1,304,400      1,319,020
                                                         -----------    -----------
                                                         $ 2,109,719    $ 2,203,853
                                                         ===========    ===========

      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Page 4

                                 CHRIS-CRAFT INDUSTRIES, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (In thousands of dollars except per share data)
                                         (UNAUDITED)
                       -----------------------------------------------
                                                  Three Months             Six Months
                                                 Ended June 30,          Ended June 30,
                                             ----------------------  ----------------------
                                                1996        1995        1996        1995
                                             ----------  ----------  ----------  ----------
OPERATING REVENUES                           $  125,500  $  125,234  $  231,150  $  233,943
                                             ----------  ----------  ----------  ----------
OPERATING EXPENSES:
  Expenses directly associated with revenues     56,010      55,397     111,000     109,386
  Selling, general and administrative            34,869      32,633      67,656      63,573
                                             ----------  ----------  ----------  ----------
                                                 90,879      88,030     178,656     172,959
                                             ----------  ----------  ----------  ----------
    Operating income                             34,621      37,204      52,494      60,984
                                             ----------  ----------  ----------  ----------
OTHER INCOME (EXPENSE):
  Interest and other income, net                 19,748      18,933      42,908      39,753
  Equity in United Paramount Network loss       (34,990)    (28,709)    (67,744)    (67,112)
                                             ----------  ----------  ----------  ----------
                                                (15,242)     (9,776)    (24,836)    (27,359)
                                             ----------  ----------  ----------  ----------
    Income before income taxes
      and minority interest                      19,379      27,428      27,658      33,625

INCOME TAX PROVISION                             10,300      13,100      14,400      15,600
                                             ----------  ----------  ----------  ----------
    Income before minority interest               9,079      14,328      13,258      18,025

MINORITY INTEREST                                (6,386)     (7,972)    (10,190)    (11,355)
                                             ----------  ----------  ----------  ----------
    Net income                               $    2,693  $    6,356  $    3,068  $    6,670
                                             ==========  ==========  ==========  ==========
Net income per share:
  Primary                                    $      .08  $      .21  $      .09  $      .21
                                             ==========  ==========  ==========  ==========
  Fully diluted                              $      .07  $      .16  $      .08  $      .17
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

Page 5

                                 CHRIS-CRAFT INDUSTRIES, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In thousands of dollars)
                                          (UNAUDITED)
                       -----------------------------------------------
                                                                Six Months
                                                               Ended June 30,
                                                            --------------------
                                                               1996       1995
                                                            ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                 $   3,068  $   6,670
 Adjustments to reconcile net income to net
  cash provided from operating activities:
    Film contract payments                                    (44,857)   (45,323)
    Film contract amortization                                 43,773     40,778
    Depreciation and other amortization                         9,750     10,110
    Equity in United Paramount Network loss                    67,744     67,112
    Minority interest                                          10,190     11,355
    Other                                                       1,275      4,957
    Changes in assets and liabilities:
      Accounts receivable                                        (983)     4,362
      Other assets                                             (2,519)    (3,631)
      Accounts payable and other liabilities                   (1,020)    (2,709)
      Income taxes                                              1,077     (3,021)
                                                            ---------  ---------
          Net cash provided from operating activities          87,498     90,660
                                                            ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Disposition (purchase) of marketable securities, net         108,973    (58,866)
 Investment in United Paramount Network                       (76,600)   (83,445)
 Capital expenditures, net                                     (6,199)    (2,165)
 Other                                                        (13,318)      (869)
                                                            ---------  ---------
          Net cash provided from (used in)
              investing activities                             12,856   (145,345)
                                                            ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Capital transactions of subsidiaries                         (52,042)   (36,422)
 Purchase of treasury stock                                    (5,938)   (16,888)
 Proceeds from option exercises                                 1,199        667
 Other                                                           (229)      (234)
                                                            ---------  ---------
          Net cash used in financing activities               (57,010)   (52,877)
                                                            ---------  ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           43,344   (107,562)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 73,840    226,183
                                                            ---------  ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $ 117,184  $ 118,621
                                                            =========  =========

         The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Page 6
                       CHRIS-CRAFT INDUSTRIES, INC.
                       ----------------------------
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          ----------------------------------------------------

1.   PRINCIPLES OF CONSOLIDATION:

     The accompanying condensed consolidated financial statements include the accounts of Chris-Craft Industries, Inc. and its subsidiaries, including Chris-Craft's majority owned (75% at June 30, 1996) television broadcasting subsidiary, BHC Communications, Inc., and BHC's majority owned (58% at June 30, 1996) subsidiary, United Television, Inc. (UTV). The pro rata interests of BHC and UTV minority shareholders in the net income of the respective companies are reflected in minority interest in the accompanying condensed consolidated statements of income. The minority shareholders' interests in the net assets of BHC and UTV are reflected as minority interest in the accompanying condensed consolidated balance sheets. Intercompany accounts and transactions have been eliminated.

     The financial information included herein has been prepared by Chris-Craft, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Chris-Craft believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in Chris-Craft's latest annual report on Form 10-K. The information furnished reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results for these interim periods are not necessarily indicative of results to be expected for the full year, due to seasonal factors, among others.

2.   MARKETABLE SECURITIES:

     In accordance with Statement of Financial Accounting Standards
(SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", Chris-Craft classifies its marketable securities as available-for-sale.

     At June 30, 1996, Chris-Craft's marketable securities, which consisted substantially of U.S. Government securities, had a carrying value of $1,329,537,000 and a fair value of $1,328,437,000. The difference of $1,100,000 ($106,000 net of income taxes and minority interests) is reflected as a reduction of shareholders' investment in the accompanying condensed consolidated balance sheet. Of the investments in U.S. Government securities, 80% mature within one year, 99% within two years and all within three years.

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

     UPN has been organized as a partnership, and BHC's partnership interest is accounted for under the equity method. The carrying value of such interest totalled $10,982,000 at June 30, 1996 and $2,121,000 at December 31, 1995 and is included in other assets in the accompanying condensed consolidated balance sheets. UPN is still in its infancy, and the cost of developing UPN is expected to remain significant for several years.

     UPN's condensed consolidated statements of operations for the three and six months ended June 30, 1996 are as follows (in thousands):
                              Three Months Ended   Six Months Ended
                                June 30, 1996       June 30, 1996
                                -------------       -------------
  Operating revenues*            $   14,156          $   25,064
  Operating expenses*                49,152              91,754
                                 ----------          ----------
     Operating loss                 (34,996)            (66,690)
  Other income (expense)                  6              (1,054)
                                 ----------          ----------
     Loss before interest
       on BHC advances              (34,990)            (67,744)
  Interest on BHC advances
  (eliminated in consolidation)      (3,248)             (5,771)
                                 ----------          ----------
     Net loss                    $  (38,238)         $  (73,515)
                                 ==========          ==========

  * With respect to certain of its programming, UPN derives no revenue and incurs no programming expense.

4.   SHAREHOLDERS' INVESTMENT:

     Chris-Craft paid 3% stock dividends on its common and Class B common stock in the respective shares of such classes on April 2, 1996. During the six months ended June 30, 1996, 335,514 shares of Class B common stock were converted into 335,514 shares of common stock, and 2,444 shares of $1.40 convertible preferred stock were converted into 76,850 shares of common stock and 616 shares of Class B common stock. In addition, 66,753 shares of common stock, including 18,039 shares held in treasury, were issued upon exercise of stock options, and 18,039 shares of common stock were received in partial payment of option exercises. During the six month period, 134,600 shares of common stock were purchased by Chris-Craft, all of which were held in treasury at June 30, 1996. As of June 30, 1996, 1,013,302 shares of common stock and 12,899 shares of $1.00 prior preferred stock remained authorized for purchase.

     As of June 30, 1996, shares of Chris-Craft's authorized but unissued common stock were reserved for issuance as follows:

                                                       Shares
                                                     ----------
    Conversion of Class B common stock                 7,544,580
    Conversion of $1.40 convertible preferred stock    8,724,923*
    Stock options (including options
      outstanding for 1,798,375 shares)                3,538,638
                                                      ----------
                                                      19,808,141
                                                      ==========

         *Including Class B common shares.

5.   CAPITAL TRANSACTIONS OF SUBSIDIARIES:

     Since April 1990, BHC's Board of Directors has authorized the purchase of up to 6,800,000 Class A common shares. Through June 30, 1996, 5,255,487 shares were purchased for a total cost of $328.0 million, including $31.5 million in 1996, and $14.9 million in the first six months of 1995. From 1993 through June 30, 1996, UTV purchased 1,224,276 of its common shares at an aggregate cost of $72.5 million, including $20.9 million in 1996, and $14 million in the first six months of 1995.

     Such purchases, together with proceeds from the exercise of UTV stock options, BHC's special $1.00 per share dividend in the first six months of 1995, and UTV's dividend of $.50 per share in both periods, are reflected in capital transactions of subsidiaries in the accompanying condensed consolidated statements of cash flows, net of intercompany eliminations.

6.   COMMITMENTS AND CONTINGENCIES:

     Commitments of BHC's television stations for film contracts entered into but not available for broadcasting at June 30, 1996 aggregated approximately $236.9 million, including $59.7 million applicable to UTV. BHC also has a remaining commitment to invest over time up to $60.5 million, including $37.3 million applicable to UTV, in management buyout limited partnerships.

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

7.   INCOME PER SHARE:

     Computations of income per share, all of which give retroactive effect to the April 1996 3% stock dividend, are as follows (in thousands of dollars except per share amounts):


                                              Three Months                  Six Months
                                             Ended June 30,               Ended June 30,
                                        -------------------------     ------------------------
                                            1996         1995            1996         1995
                                        -----------  ------------     -----------  -----------
PRIMARY:
- --------
Average outstanding common
  and Class B common shares              29,994,173   29,870,417      29,989,481   30,011,271
Assumed exercise of stock options           464,491      129,424         477,494      148,624
                                        -----------  -----------     -----------  -----------
Total shares used in computation         30,458,664   29,999,841      30,466,975   30,159,895
                                        ===========  ===========     ===========  ===========

Net income                              $     2,693  $     6,356           3,068        6,670
Preferred stock dividend requirements          (115)        (117)           (229)        (234)
                                        -----------  -----------     -----------  -----------
                                        $     2,578  $     6,239     $     2,839  $     6,436
                                        ===========  ===========     ===========  ===========

Primary income per share                $       .08  $       .21     $       .09  $        .21
                                        ===========  ===========     ===========  ===========

                                              Three Months                  Six Months
                                             Ended June 30,               Ended June 30,
                                        -------------------------     ------------------------
                                            1996         1995            1996         1995
                                        -----------  ------------     -----------  -----------
FULLY DILUTED:
- --------------
Average outstanding common
  and Class B common shares              29,994,173   29,870,417      29,989,481   30,011,271
Assumed conversion of
  $1.40 preferred stock                   8,746,439    8,999,426       8,768,594    9,006,417
Assumed exercise of stock options           529,373      185,078         535,547      186,042
                                        -----------  -----------     -----------  ------------
Total shares used in computation         39,269,985   39,054,921      39,293,622   39,203,730
                                        ===========  ===========     ===========  ===========

Net income                              $     2,693  $     6,356     $     3,068  $     6,670
Preferred stock dividend requirements           (19)         (19)            (37)         (37)
                                        -----------  -----------     -----------  ------------
                                        $     2,674  $     6,337     $     3,031  $     6,633
                                        ===========  ===========     ===========  ===========

Fully diluted income per share          $       .07  $       .16     $       .08  $       .17
                                        ===========  ===========     ===========  ===========

Page 11           CHRIS-CRAFT INDUSTRIES, INC.
                  ----------------------------
              MANAGEMENT'S DISCUSSION AND ANALYSIS
              ------------------------------------
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ------------------------------------------------

Liquidity and Capital Resources
- -------------------------------

Chris-Craft's financial position is strong and highly liquid. Cash and marketable securities totalled $1.45 billion at June 30, 1996, and Chris-Craft has no debt outstanding. Chris-Craft's 75% owned television broadcasting subsidiary, BHC Communications, Inc., is currently expending significant funds to develop the United Paramount Network, but cash flow provided from BHC's operating activities has substantially exceeded BHC's UPN funding since the network's January 1995 launch.

Chris-Craft's operating cash flow is generated primarily by the Television Division's core television station group. Broadcast cash flow reflects station operating income plus depreciation and film contract amortization less film contract payments. The relationship between film contract payments and related amortization may vary greatly between periods (payments exceeded amortization by $1.1 million and $4.5 million, respectively, in the first six months of 1996 and 1995), and is dependent upon the mix of programs aired and payment terms of the stations' contracts. Reflecting such $3.4 million variance between the six month periods of 1996 and 1995, broadcast cash flow declined 10% to $70.3 million from $78.5 million in 1995, while station earnings declined 15%, as explained below. Although broadcast cash flow is often used in the broadcast television industry as an ancillary measure, it is not synonymous with operating cash flow computed in accordance with generally accepted accounting principles, and should not be considered alone or as a substitute for measures of performance computed in accordance with generally accepted accounting principles.

Chris-Craft's cash flow additionally reflects earnings associated with its cash and marketable securities, most of which are held by BHC. Cash and marketable securities totalled $1.45 billion at June 30, 1996, compared to $1.52 billion at December 31, 1995, which decrease includes a $15.4 million marketable securities net valuation adjustment. Six month operating cash flow of $87.5 million was more than offset by BHC's UPN funding of $76.6 million and treasury stock purchases by BHC and UTV totalling $53.5 million.

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

Since April 1990, BHC's Board of Directors has authorized the purchase of up to 6,800,000 Class A common shares. Through June 30, 1996, 5,255,487 shares were purchased for a total cost of $328.0 million, including $31.5 million in 1996. From 1993 through June 30, 1996, UTV purchased 1,224,276 of its common shares at an aggregate cost of $72.5 million, and at June 30, 1996, 959,749 UTV shares remained authorized for purchase.

Chris-Craft intends to expand its operations in the media, entertainment and communications industries and to explore business opportunities in other industries. Chris-Craft believes it is capable of raising significant additional capital to augment its already substantial financial resources, if desired, to fund such additional expansion.

In July 1994, BHC, along with Viacom Inc.'s Paramount Television Group, formed UPN, a fifth broadcast television network which premiered in January 1995. BHC currently owns 100% of UPN, and accounts for UPN under the equity method, since Paramount has an option through January 15, 1997 to acquire an interest in UPN equal to that of BHC. The option price is equivalent to approximately one-half of BHC's aggregate cash contributions to UPN through the exercise date, plus interest. BHC expenditures related to UPN totalled $128.6 million in 1995 and $76.6 million in the first six months of 1996.
UPN is still in its infancy, and the cost of developing UPN is expected to remain significant for several years.

Chris-Craft's television stations make commitments for programming that will not be available for telecasting until future dates. At June 30, 1996, commitments for such programming totalled approximately $236.9 million, including $59.7 million applicable to UTV. BHC also has a remaining commitment to invest over time up to $60.5 million, including $37.3 million applicable to UTV, in management buyout limited partnerships. Chris-Craft capital expenditures generally have not been material in relation to its financial position, and the related capital expenditure commitments at June 30, 1996 (including any related to UPN) were not material. Chris-Craft expects that its expenditures for UPN, future film contract commitments and capital requirements for its present business will be satisfied primarily from operations, marketable securities or cash balances.

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


Results of Operations
- ---------------------

Chris-Craft second quarter net income totalled $2,693,000, or $.08 per share, compared to $6,356,000, or $.21 per share, in last year's second quarter. The decline in net income primarily reflects lower earnings at BHC's core Television Division and a larger start-up loss at United Paramount Network.

While UPN's loss for the first six months of 1996 was about the same as in last year's corresponding period, Chris-Craft six month net income declined to $3,068,000, or $.09 per share, from last year's $6,670,000, or $.21 per share, primarily due to lower station group earnings.

Operating revenues and operating income for the second quarter and six month periods ended June 30, 1996 and 1995 are as follows (in thousands):

                        Operating Revenues    Operating Income
                        ------------------   ------------------
                          1996     1995       1996       1995
                        --------  --------   --------  --------
Second Quarter
  Television Division   $120,920  $120,953  $  38,744 $  41,331
  Industrial Division      4,580     4,281        355       515
  Corporate and other       -         -        (4,478)   (4,642)
                        --------  --------   --------  --------
                        $125,500  $125,234   $ 34,621  $ 37,204
                        ========  ========   ========  ========

Six Months
  Television Division   $221,965  $225,428  $  60,079 $  67,578
  Industrial Division      9,185     8,515        796       870
  Corporate and other       -         -        (8,381)   (7,464)
                        --------  --------   --------  --------
                        $231,150  $233,943   $ 52,494  $ 60,984
                        ========  ========   ========  ========

In several of the Television Division's most important markets, demand for television advertising continued to be lackluster and market share was lower, and, accordingly, station group revenues declined 2% in the second quarter, to $118,463,000 from $120,953,000. Station earnings declined 7%, to $42,450,000 from $45,683,000 and, after administrative expenses and other operating activities, Television Division operating income accordingly declined 6%, to $38,744,000 from $41,331,000. For the first six months of 1996, station group earnings declined 15%, to

$67,018,000 from $78,386,000, reflecting a 4% decline in station operating revenues and a 6% increase in station programming expenses, most of which increase occurred in the first quarter. Television Division operating income for the period declined 11%, to $60,079,000 from $67,578,000, as the decline in station earnings was partially offset by improved results at the Division's television production subsidiaries.

Industrial Division operating revenues rose 7% in the second quarter and 8% in the six month period, reflecting growth at the Division's film manufacturing and health care products distribution businesses. Primarily due to lower profit margins and increased operating expenses, Industrial Division operating income declined to $355,000 from $515,000 in the second quarter and to $796,000 from $870,000 in the six month period.

After Chris-Craft corporate office expenses, which increased 12% in the first six months of 1996, primarily due to a first quarter increase in retirement plan expense, consolidated operating income declined to $34,621,000 from $37,204,000 in the second quarter and to $52,494,000 from $60,984,000 in the six month period.

UPN's second quarter loss increased to $34,990,000 from last year's $28,709,000, reflecting the expansion of the network's prime time schedule from two to three weekday evenings. UPN's six month loss of $67,744,000 was about even with last year's $67,112,000, as the increase in UPN's second quarter loss was offset by promotion expenses related to the network's January 1995 launch recorded in last year's first quarter.

Interest and other income rose to $19,748,000 from $18,933,000 in the second quarter, and to $42,908,000 from $39,753,000 in the six month period, primarily reflecting marketable securities gains.

Minority interest reflects the interest of shareholders other than Chris-Craft in the net income of BHC, 75% owned by Chris-Craft at June 30, 1996 and 73% owned at June 30, 1995, and the interest of shareholders other than BHC in the net income of UTV, 58% owned by BHC at June 30, 1996 and 56% owned at June 30, 1995.

Page 15
                    CHRIS-CRAFT INDUSTRIES, INC.
                    ----------------------------
                     PART II. OTHER INFORMATION
                     --------------------------


Item 1.   Legal Proceedings.
          ------------------

     On July 10, 1996, the United States Environmental Protection Agency ("EPA") issued two memoranda concerning the marine sediments on the Palos Verdes Shelf off the California coast allegedly contaminated with DDT and PCBs. The sediments previously had been the subject of the National Oceanic and Atmospheric Administration's ("NOAA") claim to recover natural resource damages in United States of America, et al. v. Montrose Chemical Corporation of California, et al., No. CV 90 3122-AAH (JRx) in the United States District Court for the Central District of California, the appeal of the dismissal of which is pending before the Ninth Circuit Court of Appeals. In the first July 10 memo, EPA asserted that the sediments pose a threat to human health and the environment and said it will conduct an Engineering Evaluation and Costs Analysis for a removal action to respond to the alleged contamination. In the second memo, EPA said it will manage its response activities concerning the sediments in conjunction with the ongoing response activities at the former Montrose manufacturing plant site in Torrance, California. In a related letter also dated July 10, the U.S. Department of Justice ("DOJ") wrote the U.S. Court of Appeals for the Ninth Circuit and informed the court of DOJ's view that EPA's actions may moot the United States' pending appeal of the district court's dismissal of NOAA's natural resource damages claim. In response, Chris-Craft and other defendants sent the Ninth Circuit a letter disagreeing with DOJ's position. The Ninth Circuit has taken no action as a result of these letters; nor has it addressed or indicated when it will address the underlying appeal.

     On July 19, 1996, Chris-Craft was among the parties to a series of consent decrees entered in Levin Metals Corp., et al. v. Parr-Richmond Terminal Co., et al., No. C 84 6273 CW and related cases in the U.S. District Court for the Northern District of California. Under these decrees, the litigation has been ended and contractors retained by Montrose will dredge contaminated sediments from a shipping channel under EPA supervision. The cleanup, estimated to cost approximately $7-8 million, will be funded primarily by settlement payments from other defendants and by payments from Montrose's insurers. Chris-Craft's contribution to the settlement depends upon the cleanup costs actually incurred, and is expected to be approximately $500,000; one of Chris-Craft's insurers has paid 33.6% of this contribution and Chris-Craft is pursuing its other insurers to pay the remainder.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------


     The following matters were submitted to a vote of security holders at the Registrant's annual meeting of stockholders which was held on April 25, 1996.

     The following were elected directors, each receiving the numbers of votes set opposite his or her name:
                                                         Broker
                                For          Withheld   Non-votes
                                ---          --------   ---------

 Jeane J. Kirkpatrick       119,753,877     1,296,495      -0-
 Norman Perlmutter          120,466,938       583,434      -0-
 William D. Siegel          120,452,493       597,879      -0-
 Evan C Thompson            120,453,773       596,599      -0-


     A stockholder's proposal relating to the "Glass Ceiling" issue was disapproved by the following vote:
                                                         Broker
        For           Against          Abstain         Non-votes
        ---           -------          -------         ---------
     2,544,277      110,159,266       8,346,879        3,609,081

     The selection of Price Waterhouse LLP as Chris-Craft's auditors for the current year was ratified by the following vote:

                                                         Broker
        For           Against          Abstain         Non-votes
        ---           -------          -------         ---------
    120,848,055       137,228           65,109             -0-


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

Date:  August 14, 1996

Page 18
                          EXHIBIT INDEX


Incorporated by
Reference to:        Exhibit No.              Exhibit
- -------------        -----------              -------

                        27           Financial Data Schedule