Form 10-Q
period 1996-09-30
CHRIS CRAFT INDUSTRIES INC
filed 1996-11-12
CIK 20067

Page 1
           SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549
                       FORM 10-Q
(MARK ONE)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1996
                               --------------------------------
                            OR
/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

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

As of October 31, 1996 there were 22,515,289 shares of the issuer's Common Stock outstanding and 7,885,738 shares of the issuer's Class B Common Stock outstanding.

Page 2

                             PART I -- FINANCIAL INFORMATION
                              CHRIS-CRAFT INDUSTRIES, INC.
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands of dollars)
                                       (UNAUDITED)
                          -------------------------------------

                                                      September 30,  December 31,
                                                          1996           1995
                                                      ------------  ------------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                           $   154,138    $    73,840
  Marketable securities (substantially
    all U.S. Government securities)                     1,270,400      1,449,598
  Accounts receivable, net                                 80,972         93,093
  Film contract and prepaid broadcast rights              145,059         95,541
  Prepaid expenses and other current assets                50,844         45,871
                                                      -----------    -----------
    Total current assets                                1,701,413      1,757,943
                                                      -----------    -----------
FILM CONTRACT AND, IN 1995, PREPAID BROADCAST
  RIGHTS, less current portion                             41,023         50,361
                                                      -----------    -----------
PROPERTY, PLANT AND EQUIPMENT, net                         50,967         49,927
                                                      -----------    -----------
INTANGIBLE ASSETS                                         323,708        321,945
                                                      -----------    -----------
OTHER ASSETS                                               63,629         23,677
                                                      -----------    -----------
                                                      $ 2,180,740    $ 2,203,853
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

Page 3

                             PART I -- FINANCIAL INFORMATION
                              CHRIS-CRAFT INDUSTRIES, INC.
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands of dollars)
                                       (UNAUDITED)
                          -------------------------------------

                                                      September 30,  December 31,
                                                          1996           1995
                                                      -------------  ------------
LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
CURRENT LIABILITIES:
  Film contracts payable within one year              $   101,710    $    87,634
  Accounts payable and accrued expenses                   115,571        105,682
  Income taxes payable                                     30,244         33,211
                                                      -----------    -----------
    Total current liabilities                             247,525        226,527
                                                      -----------    -----------
FILM CONTRACTS PAYABLE AFTER ONE YEAR                     104,154         86,392
                                                      -----------    -----------
OTHER LIABILITIES                                          15,199         11,588
                                                      -----------    -----------
MINORITY INTEREST                                         516,058        560,326
                                                      -----------    -----------
SHAREHOLDERS' INVESTMENT:
  Prior preferred stock - $1.00 dividend;
    currently authorized 73,399 shares;
    outstanding 73,399 shares                               1,578          1,578
  Convertible preferred stock - $1.40 dividend;
    currently authorized 253,856 shares;
    outstanding 253,856 and 275,758 shares                  4,443          4,826
  Class B common stock - par value $.50 per share;
    authorized 50,000,000 shares; outstanding
    7,918,330 and 7,652,273 shares                          3,959          3,826
  Common stock - par value $.50 per share;
    authorized 100,000,000 shares; outstanding
    22,832,818 and 21,478,079 shares                       12,207         11,530
  Capital surplus                                         330,938        301,351
  Retained earnings                                       954,784        989,181
  Treasury stock, at cost                                 (10,006)          -
  Adjustment to reflect marketable
    securities at market value                                (99)         6,728
                                                      -----------    -----------
                                                        1,297,804      1,319,020
                                                      -----------    -----------
                                                      $ 2,180,740    $ 2,203,853
                                                      ===========    ===========

      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Page 4

                                 CHRIS-CRAFT INDUSTRIES, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands of dollars except per share data)
                                         (UNAUDITED)
                       -----------------------------------------------
                                        Three Months            Nine Months
                                    Ended September 30,      Ended September 30,
                                   ----------------------  ----------------------
                                      1996        1995        1996        1995
                                   ----------  ----------  ----------  ----------
OPERATING REVENUES                 $  111,777  $  115,584  $  342,927  $  349,527
                                   ----------  ----------  ----------  ----------
OPERATING EXPENSES:
  Expenses directly associated
   with revenues                       54,244      58,538     165,244     167,924
  Selling, general and
   administrative                      31,222      39,611      98,878     103,184
                                   ----------  ----------  ----------  ----------
                                       85,466      98,149     264,122     271,108
                                   ----------  ----------  ----------  ----------
    Operating income                   26,311      17,435      78,805      78,419
                                   ----------  ----------  ----------  ----------
OTHER INCOME (EXPENSE):
  Interest and other income, net       18,555      21,224      61,463      60,977
  Equity in United Paramount
    Network loss                      (38,909)    (28,722)   (106,653)    (95,834)
                                   ----------  ----------  ----------  ----------
                                      (20,354)     (7,498)    (45,190)    (34,857)
                                   ----------  ----------  ----------  ----------
    Income before income taxes
      and minority interest             5,957       9,937      33,615      43,562

INCOME TAX PROVISION (CREDIT)           3,600      (8,200)     18,000       7,400
                                   ----------  ----------  ----------  ----------
    Income before minority
     interest                           2,357      18,137      15,615      36,162

MINORITY INTEREST                      (3,896)     (7,473)    (14,086)    (18,828)
                                   ----------  ----------  ----------  ----------
    Net income (loss)              $   (1,539) $   10,664  $    1,529  $   17,334
                                   ==========  ==========  ==========  ==========
Net income (loss) per share:
  Primary                          $     (.05) $      .35  $      .04  $      .56
                                   ==========  ==========  ==========  ==========
  Fully diluted                    $     (.05) $      .27  $      .04  $      .44
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

Page 5

                                 CHRIS-CRAFT INDUSTRIES, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In thousands of dollars)
                                          (UNAUDITED)
                       -----------------------------------------------
                                                                Nine Months
                                                             Ended September 30,
                                                            --------------------
                                                               1996       1995
                                                            ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                 $   1,529  $  17,334
 Adjustments to reconcile net income to net
  cash provided from operating activities:
    Film contract payments                                    (68,064)   (66,621)
    Film contract amortization                                 63,487     65,030
    Prepaid broadcast rights                                    6,090      3,639
    Depreciation and other amortization                        14,822     15,148
    Equity in United Paramount Network loss                   106,653     95,834
    Minority interest                                          14,086     18,828
    Other                                                      (1,108)     4,059
    Changes in assets and liabilities:
      Accounts receivable                                      12,121     14,644
      Other assets                                              1,752     (4,438)
      Accounts payable and other liabilities                    1,227      5,745
      Income taxes                                             (3,530)   (26,705)
                                                            ---------  ---------
          Net cash provided from operating activities         149,065    142,497
                                                            ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Dispositions (purchases) of marketable securities, net       166,760    (45,027)
 Investment in United Paramount Network                      (100,854)  (105,856)
 Increase in other investments                                (43,826)    (8,000)
 Capital expenditures, net                                     (8,871)    (5,102)
 Other                                                         (1,338)      (649)
                                                            ---------  ---------
          Net cash provided from (used in)
              investing activities                             11,871   (164,634)
                                                            ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Capital transactions of subsidiaries                         (71,666)   (45,657)
 Purchases of treasury stock                                   (9,758)   (17,795)
 Proceeds from option exercises                                 1,211      2,175
 Other                                                           (425)      (448)
                                                            ---------  ---------
          Net cash used in financing activities               (80,638)   (61,725)
                                                            ---------  ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           80,298    (83,862)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 73,840    226,183
                                                            ---------  ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $ 154,138  $ 142,321
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

Page 6
                       CHRIS-CRAFT INDUSTRIES, INC.
                       ----------------------------
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          ----------------------------------------------------

1.   PRINCIPLES OF CONSOLIDATION:

     The accompanying condensed consolidated financial statements include the accounts of Chris-Craft Industries, Inc. and its subsidiaries, including Chris-Craft's majority owned (76% at September 30, 1996) television broadcasting subsidiary, BHC Communications, Inc., and BHC's majority owned (58% at September 30, 1996) subsidiary, United Television, Inc. (UTV). The pro rata interests of BHC and UTV minority shareholders in the net operations of the respective companies are reflected in minority interest in the accompanying condensed consolidated statements of operations. The minority shareholders' interests in the net assets of BHC and UTV are reflected as minority interest in the accompanying condensed consolidated balance sheets. Intercompany accounts and transactions have been eliminated.

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

     At September 30, 1996, Chris-Craft's marketable securities, which consisted substantially of U.S. Government securities, had a carrying value of $1,271,703,000 and a fair value of $1,270,400,000. The difference of $1,303,000 ($99,000 net of income taxes and minority interests) is reflected as a reduction of shareholders' investment in the accompanying condensed consolidated balance sheet. Of the investments in U.S. Government securities, 90% mature within one year and all within two years.

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

     UPN has been organized as a partnership, and BHC's partnership interest is accounted for under the equity method. The carrying value of such interest totalled a negative $3,672,000 at September 30, 1996 and $2,121,000 at December 31, 1995 and is included in other liabilities and other assets, respectively, in the accompanying condensed consolidated balance sheets. UPN is still in its infancy, and the cost of developing UPN is expected to remain significant for several years.

     UPN's condensed consolidated statements of operations for the three and nine months ended September 30, 1996 are as follows (in thousands):

                             Three Months Ended  Nine Months Ended
                             September 30, 1996  September 30, 1996
                                -------------       -------------
  Operating revenues*            $   13,359          $   38,423
  Operating expenses*                50,466             142,220
                                 ----------          ----------
     Operating loss                 (37,107)           (103,797)
  Other expense                      (1,802)             (2,856)
                                 ----------          ----------
     Loss before interest
       on BHC advances              (38,909)           (106,653)
  Interest on BHC advances
  (eliminated in consolidation)      (3,917)             (9,688)
                                 ----------          ----------
     Net loss                    $  (42,826)         $ (116,341)
                                 ==========          ==========

  * With respect to certain of its programming, UPN derives no revenue and incurs no programming expense.


4.   SHAREHOLDERS' INVESTMENT:

     Chris-Craft paid 3% stock dividends on its common and Class B common stock in the respective shares of such classes on April 2, 1996. During the nine months ended September 30, 1996, 372,883 shares of Class B common stock were converted into 372,883 shares of common stock, and 21,902 shares of $1.40 convertible preferred stock were converted into 286,875 shares of common stock and 411,735 shares of Class B common stock. In addition, 67,105 shares of common stock, including 18,039 shares held in treasury, were issued upon exercise of stock options, and 18,039 shares of common stock were received in partial payment of option exercises. During the nine month period, 242,900 shares of common stock were purchased by Chris-Craft, all of which were held in treasury at September 30, 1996. As of September 30, 1996, 905,002 shares of common stock and 12,899 shares of $1.00 prior preferred stock remained authorized for purchase.

     As of September 30, 1996, shares of Chris-Craft's authorized but unissued common stock were reserved for issuance as follows:

                                                       Shares
                                                     ----------
    Conversion of Class B common stock                 7,918,330
    Conversion of $1.40 convertible preferred stock    8,103,771*
    Stock options (including options
      outstanding for 1,798,023 shares)                3,538,286
                                                      ----------
                                                      19,560,387
                                                      ==========

         *Including Class B common shares.

5.   CAPITAL TRANSACTIONS OF SUBSIDIARIES:

     Since April 1990, BHC's Board of Directors has authorized the purchase of up to 6,800,000 Class A common shares. Through September 30, 1996, 5,441,987 shares were purchased for a total cost of $345.5 million, including $49.0 million for the first nine months of 1996, and $16.9 million in the first nine months of 1995. From 1993 through September 30, 1996, UTV purchased 1,248,276 of its common shares at an aggregate cost of $74.7 million, including $23.2 million for the first nine months of 1996, and $21.3 million in the first nine months of 1995.

     Such purchases, together with proceeds from the exercise of UTV stock options, BHC's special $1.00 per share dividend in the first nine months of 1995, and UTV's dividend of $.50 per share in both periods, are reflected in capital transactions of subsidiaries in the accompanying condensed consolidated statements of cash flows, net of intercompany eliminations.

6.   COMMITMENTS AND CONTINGENCIES:

     Commitments of BHC's television stations for film contracts entered into but not available for broadcasting at September 30, 1996 aggregated approximately $172.4 million, including $60.2 million applicable to UTV. BHC also has a remaining commitment to invest over time up to $30.6 million, including $19.8 million applicable to UTV, in management buyout limited partnerships.

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

7.   INCOME (LOSS) PER SHARE:

     Computations of income (loss) per share, all of which give retroactive effect to the April 1996 3% stock dividend, are as follows (in thousands of dollars except per share amounts):

                                              Three Months                   Nine Months
                                           Ended September 30,            Ended September 30,
                                        -------------------------     ------------------------
                                            1996         1995            1996         1995
                                        -----------  ------------     -----------  -----------
PRIMARY:
--------
Average outstanding common
  and Class B common shares              30,225,420   29,885,622      30,068,127   29,969,388
Assumed exercise of stock options              -   *     449,043         460,212      261,164
                                        -----------  -----------     -----------  -----------
Total shares used in computation         30,225,420   30,334,665      30,528,339   30,230,552
                                        ===========  ===========     ===========  ===========

Net income (loss)                       $    (1,539) $    10,664           1,529       17,334
Preferred stock dividend requirements          (100)        (115)           (329)        (349)
                                        -----------  -----------     -----------  -----------
                                        $    (1,639) $    10,549     $     1,200  $    16,985
                                        ===========  ===========     ===========  ===========

Primary income (loss) per share         $      (.05) $       .35     $       .04  $       .56
                                        ===========  ===========     ===========  ===========

                                              Three Months                   Nine Months
                                           Ended September 30,            Ended September 30,
                                        -------------------------     ------------------------
                                            1996         1995            1996         1995
                                        -----------  ------------     -----------  -----------
FULLY DILUTED:
--------------
Average outstanding common
  and Class B common shares              30,225,420   29,885,622      30,068,127   29,969,388
Assumed conversion of
  $1.40 preferred stock                        -   *   8,963,353       8,658,588    8,992,052
Assumed exercise of stock options              -   *     506,157         465,732      510,507
                                        -----------  -----------     -----------  -----------
Total shares used in computation         30,225,420   39,355,132      39,192,447   39,471,947
                                        ===========  ===========     ===========  ===========

Net income (loss)                       $    (1,539) $    10,664     $     1,529  $    17,334
Preferred stock dividend requirements          (100)         (18)            (55)         (55)
                                        -----------  -----------     -----------  -----------
                                        $    (1,639) $    10,646     $     1,474  $    17,279
                                        ===========  ===========     ===========  ===========

Fully diluted income (loss) per share   $      (.05) $       .27     $       .04  $       .44
                                        ===========  ===========     ===========  ===========

*  Not included because antidilutive.

Page 11
                      CHRIS-CRAFT INDUSTRIES, INC.
                      ----------------------------
                  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  ------------------------------------
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            ------------------------------------------------

Liquidity and Capital Resources
-------------------------------
Chris-Craft's financial position is strong and highly liquid. Cash and marketable securities totalled $1.42 billion at September 30, 1996, and Chris-Craft has no debt outstanding. Chris-Craft's 76% owned television broadcasting subsidiary, BHC Communications, Inc., is currently expending significant funds to develop the United Paramount Network, but cash flow provided from BHC's operating activities has substantially exceeded BHC's UPN funding since the network's January 1995 launch.

Chris-Craft's operating cash flow is generated primarily by the Television Division's core television station group. Broadcast cash flow reflects station operating income plus depreciation and film contract amortization less film contract payments. The relationship between film contract payments and related amortization may vary greatly between periods (payments exceeded amortization by $4.6 million and $1.6 million, respectively, in the first nine months of 1996 and 1995), and is dependent upon the mix of programs aired and payment terms of the stations' contracts. Reflecting such $3.0 million variance between the nine month periods of 1996 and 1995, broadcast cash flow declined 15% to $100.0 million from $117.8 million in 1995, while station earnings declined 13%, as explained below. Although broadcast cash flow is often used in the broadcast television industry as an ancillary measure, it is not synonymous with operating cash flow computed in accordance with generally accepted accounting principles, and should not be considered alone or as a substitute for measures of performance computed in accordance with generally accepted accounting principles.

Chris-Craft's cash flow additionally reflects earnings associated with its cash and marketable securities, most of which are held by BHC. Cash and marketable securities totalled $1.42 billion at September 30, 1996, compared to $1.52 billion at December 31, 1995, which decrease includes a $15.6 million marketable securities net valuation adjustment. Nine month operating cash flow of $149.1 million was more than offset by BHC's UPN funding of $100.9 million, treasury stock purchases by BHC and UTV totalling $73.2 million and Chris-Craft treasury stock purchases of $9.8 million.

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

Since April 1990, BHC's Board of Directors has authorized the purchase of up to 6,800,000 Class A common shares. Through September 30, 1996, 5,441,987 shares were purchased for a total cost of $345.5 million, including $49.0 million in the first nine months of 1996. From 1993 through September 30, 1996, UTV purchased 1,248,276 of its common shares at an aggregate cost of $74.7 million, and at September 30, 1996, 935,749 UTV shares remained authorized for purchase.

Chris-Craft intends to expand its operations in the media, entertainment and communications industries and to explore business opportunities in other industries. Chris-Craft believes it is capable of raising significant additional capital to augment its already substantial financial resources, if desired, to fund such additional expansion.

In July 1994, BHC, along with Viacom Inc.'s Paramount Television Group, formed UPN, a fifth broadcast television network which premiered in January 1995. BHC currently owns 100% of UPN, and accounts for UPN under the equity method, since Paramount has an option through January 15, 1997 to acquire an interest in UPN equal to that of BHC. The option price is equivalent to approximately one-half of BHC's aggregate cash contributions to UPN through the exercise date, plus interest. BHC expenditures related to UPN totalled $128.6 million in 1995 and $100.9 million in the first nine months of 1996. UPN is still in its infancy, and the cost of developing UPN is expected to remain significant for several years.

Chris-Craft's television stations make commitments for programming that will not be available for telecasting until future dates. At September 30, 1996, commitments for such programming totalled approximately $172.4 million, including $60.2 million applicable to UTV. BHC also has a remaining commitment to invest over time up to $30.6 million, including $19.8 million applicable to UTV, in management buyout limited partnerships. Chris-Craft capital expenditures generally have not been material in relation to its financial position, and the related capital expenditure commitments at September 30, 1996 (including any related to UPN) were not material. Chris-Craft expects that its expenditures for UPN, future film contract commitments and capital requirements for its present business will be satisfied primarily from operations, marketable securities or cash balances.

As set forth in Note 6, Chris-Craft has been named as a defendant (or "potentially responsible party") in certain actions seeking recovery for environmental damage allegedly related to (i) the activities (discontinued since 1983) of 50% owned Montrose Chemical Corporation of California and
(ii) the activities of Montrose Chemical Co., a predecessor company to Chris-Craft. As further set forth in Note 6, Chris-Craft does not presently consider liability to be "probable" in any of the Montrose related matters, and no amount has been reserved in Chris-Craft's financial statements.

Results of Operations
---------------------

Chris-Craft recorded a third quarter net loss of $1,539,000, or $.05 per share, compared to income of $10,664,000, or $.27 per share, in last year's third quarter. Chris-Craft nine month net income declined to $1,529,000, or $.04 per share, from last year's $17,334,000, or $.56 per share. The declines primarily reflect a larger start-up loss at United Paramount Network and the reversal last year by BHC of $20,000,000 of state income taxes accrued in prior years.

Operating revenues and operating income for the third quarter and nine month periods ended September 30, 1996 and 1995 are as follows (in thousands):

                        Operating Revenues    Operating Income
                        ------------------   ------------------
                          1996     1995       1996       1995
                        --------  --------   --------  --------
Third Quarter
  Television Division   $107,125  $111,551  $  28,837 $  24,411
  Industrial Division      4,652     4,033        264       321
  Corporate and other       -         -        (2,790)   (7,297)
                        --------  --------   --------  --------
                        $111,777  $115,584   $ 26,311  $ 17,435
                        ========  ========   ========  ========

Nine Months
  Television Division   $329,090  $336,979  $  88,916 $  91,989
  Industrial Division     13,837    12,548      1,060     1,191
  Corporate and other       -         -       (11,171)  (14,761)
                        --------  --------   --------  --------
                        $342,927  $349,527   $ 78,805  $ 78,419
                        ========  ========   ========  ========

Demand for television advertising continued to be lackluster and market share was lower in several of the Television Division's important markets and, accordingly, station group revenues declined 4% in the third quarter, to $104,987,000 from $109,627,000, and station earnings declined 8%, to $30,928,000 from $33,697,000. Reflecting earnings growth at the Division's television production subsidiaries, as well as the inclusion in last year's results of one time costs totalling approximately $3,700,000 associated with establishing a national sales representative subsidiary, Television Division operating income increased 18% to $28,837,000 from last year's $24,411,000. For the first nine months of 1996, station group earnings declined 13%, to $97,946,000 from $112,083,000, reflecting a 4% decline in station operating revenues. Television Division operating income for the period declined only 3%, to $88,916,000 from $91,989,000, due to improved results at the Division's production subsidiaries and the $3,700,000 of one time costs reflected in last year's operating income.

Industrial Division operating revenues rose 15% in the third quarter and 10% in the nine month period, reflecting growth primarily at the Division's film manufacturing business. Mainly due to competitive pressures at the Division's health care products distribution business and increased operating expenses, Industrial Division operating income declined to $264,000 from $321,000 in the third quarter and to $1,060,000 from $1,191,000 in the nine month period.

After Chris-Craft corporate office expenses, which decreased in the first nine months of 1996, primarily due to a third quarter decrease in retirement plan expense, consolidated operating income increased to $26,311,000 from $17,435,000 in the third quarter and increased to $78,805,000 from $78,419,000 in the nine month period.

Reflecting costs associated with the expansion of UPN's prime time schedule from two to three weekday evenings, the network's third quarter loss increased to $38,909,000 from last year's $28,722,000, and its nine month loss increased to $106,653,000 from last year's $95,834,000.

Interest and other income declined to $18,555,000 from $21,224,000 in the third quarter, due mostly to lower interest rates, but increased to $61,463,000 from $60,977,000 in the nine month period, primarily reflecting marketable securities gains.

Income taxes in the 1995 periods reflect the reversal by BHC of $20,000,000 of state income taxes accrued in 1989 and 1990, following the favorable resolution of a routine audit.

Minority interest reflects the interest of shareholders other than Chris-Craft in the net income of BHC, 76% owned by Chris-Craft at September 30, 1996 and 73% owned at September 30, 1995, and the interest of shareholders other than BHC in the net income of UTV, 58% owned buy BHC at September 30, 1996 and 57% owned at September 30, 1995.

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

Date:  November 12, 1996

Page 16
                          EXHIBIT INDEX


Incorporated by
Reference to:        Exhibit No.              Exhibit
-------------        -----------              -------

                        27           Financial Data Schedule