Form 10-Q
period 1997-03-31
CHRIS CRAFT INDUSTRIES INC
filed 1997-05-15
CIK 20067

Page 1
           SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549
                       FORM 10-Q
(MARK ONE)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1997
                               --------------------------------
                            OR
/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

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

As of April 30, 1997 there were 23,239,890 shares of the issuer's
Common Stock outstanding and 8,164,423 shares of the issuer's
Class B Common Stock outstanding.

Page 2

                             PART I -- FINANCIAL INFORMATION
                              CHRIS-CRAFT INDUSTRIES, INC.
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands of dollars)
                                       (UNAUDITED)
                          -------------------------------------

                                                        March 31,    December 31,
                                                          1997           1996
                                                      ------------  ------------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                           $   250,514    $   147,683
  Marketable securities (substantially
    all U.S. Government securities)                     1,288,395      1,247,496
  Accounts receivable, net                                 77,496         90,935
  Film contract and, in 1996, prepaid
    broadcast rights                                       69,979        115,498
  Prepaid expenses and other current assets                69,455         66,799
                                                      -----------    -----------
    Total current assets                                1,755,839      1,668,411
                                                      -----------    -----------
INVESTMENTS                                                75,748         48,194
                                                      -----------    -----------
FILM CONTRACT RIGHTS, less current portion                 25,867         28,536
                                                      -----------    -----------
PROPERTY, PLANT AND EQUIPMENT, net                         48,901         49,932
                                                      -----------    -----------
INTANGIBLE ASSETS                                         324,318        322,824
                                                      -----------    -----------
OTHER ASSETS                                               19,809         19,362
                                                      -----------    -----------
                                                      $ 2,250,482    $ 2,137,259
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

Page 3

                             PART I -- FINANCIAL INFORMATION
                              CHRIS-CRAFT INDUSTRIES, INC.
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands of dollars)
                                       (UNAUDITED)
                          -------------------------------------

                                                         March 31,   December 31,
                                                           1997          1996
                                                      -------------  ------------
LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
CURRENT LIABILITIES:
  Film contracts payable within one year              $    91,985    $    97,222
  Accounts payable and accrued expenses                   105,446        112,577
  Income taxes payable                                    102,892         40,527
                                                      -----------    -----------
    Total current liabilities                             300,323        250,326
                                                      -----------    -----------
FILM CONTRACTS PAYABLE AFTER ONE YEAR                      68,590         80,837
                                                      -----------    -----------
OTHER LIABILITIES                                          10,413         10,918
                                                      -----------    -----------
MINORITY INTEREST                                         512,063        506,260
                                                      -----------    -----------
SHAREHOLDERS' INVESTMENT:
  Prior preferred stock - $1.00 dividend;
    currently authorized 73,399 shares;
    outstanding 73,399 shares                               1,578          1,578
  Convertible preferred stock - $1.40 dividend;
    currently authorized 248,000 shares;
    outstanding 248,000 and 253,195 shares                  4,340          4,431
  Class B common stock - par value $.50 per share;
    authorized 50,000,000 shares; outstanding
    8,180,529 and 7,870,807 shares                          4,090          3,935
  Common stock - par value $.50 per share;
    authorized 100,000,000 shares; outstanding
    23,324,978 and 22,472,409 shares                       12,453         12,027
  Capital surplus                                         349,858        311,623
  Retained earnings                                       992,270        954,048
  Treasury stock, at cost                                  (4,002)          -
  Adjustment to reflect marketable
    securities at market value                             (1,494)         1,276
                                                      -----------    -----------
                                                        1,359,093      1,288,918
                                                      -----------    -----------
                                                      $ 2,250,482    $ 2,137,259
                                                      ===========    ===========

      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Page 4

                            CHRIS-CRAFT INDUSTRIES, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (In thousands of dollars except per share data)
                                    (UNAUDITED)
                  -----------------------------------------------
                                                          Three Months
                                                         Ended March 31,
                                                     ----------------------
                                                        1997        1996
                                                     ----------  ----------
OPERATING REVENUES                                   $  106,472  $  105,650
                                                     ----------  ----------
OPERATING EXPENSES:
  Expenses directly associated with revenues             54,647      54,990
  Selling, general and administrative                    34,300      32,787
                                                     ----------  ----------
                                                         88,947      87,777
                                                     ----------  ----------
    Operating income                                     17,525      17,873
                                                     ----------  ----------
OTHER INCOME (EXPENSE):
  Gain on change of ownership in United
    Paramount Network, net                              152,224        -
  Interest and other income, net                         19,285      23,160
  Equity in United Paramount Network loss               (17,898)    (32,754)
                                                     ----------  ----------
                                                        153,611      (9,594)
                                                     ----------  ----------
    Income before income taxes
      and minority interest                             171,136       8,279

INCOME TAX PROVISION                                     68,500       4,100
                                                     ----------  ----------
    Income before minority interest                     102,636       4,179

 MINORITY INTEREST                                      (27,477)     (3,804)
                                                     ----------  ----------
    Net income                                       $   75,159  $      375
                                                     ==========  ==========
Net income per share:
  Primary                                            $     2.36  $      .01
                                                     ==========  ==========
  Fully diluted                                      $     1.88  $      .01
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

Page 5

                                 CHRIS-CRAFT INDUSTRIES, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In thousands of dollars)
                                          (UNAUDITED)
                       -----------------------------------------------
                                                                Three Months
                                                               Ended March 31,
                                                            --------------------
                                                               1997       1996
                                                            ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                 $  75,159  $     375
 Adjustments to reconcile net income to net
  cash provided from operating activities:
    Film contract payments                                    (23,151)   (22,683)
    Film contract amortization                                 24,574     22,249
    Prepaid broadcast rights                                   17,051        123
    Depreciation and other amortization                         4,912      4,790
    Equity in United Paramount Network loss                    17,898     32,754
    Gain on change of ownership in United
      Paramount Network, net                                 (152,224)      -
    Minority interest                                          27,477      3,804
    Other                                                       1,365     (2,484)
    Changes in assets and liabilities:
      Accounts receivable                                      13,439     18,143
      Other assets                                             (3,248)    (3,993)
      Accounts payable and other liabilities                   (3,393)    (3,656)
      Income taxes                                             62,413      2,551
                                                            ---------  ---------
          Net cash provided from operating activities          62,272     51,973
                                                            ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Distribution from United Paramount Network                   116,261       -
 Disposition (purchase) of marketable securities, net         (41,308)    75,711
 Investment in United Paramount Network                        (2,850)   (33,610)
 Increase in other investments                                 (4,007)      -
 Capital expenditures, net                                     (1,563)    (3,812)
 Other                                                           (428)      (148)
                                                            ---------  ---------
          Net cash provided from investing activities          66,105     38,141
                                                            ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Capital transactions of subsidiaries                         (24,233)   (42,183)
 Purchases of treasury stock                                   (3,519)    (4,196)
 Proceeds from option exercises                                 2,398        703
 Other                                                           (192)      (210)
                                                            ---------  ---------
          Net cash used in financing activities               (25,546)   (45,886)
                                                            ---------  ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                     102,831     44,228

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                147,683     73,840
                                                            ---------  ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $ 250,514  $ 118,068
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

Page 6
                       CHRIS-CRAFT INDUSTRIES, INC.
                       ----------------------------
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          ----------------------------------------------------

1.   PRINCIPLES OF CONSOLIDATION:

     The accompanying condensed consolidated financial statements include the accounts of Chris-Craft Industries, Inc. and its subsidiaries, including Chris-Craft's majority owned (76% at March 31, 1997) television broadcasting subsidiary, BHC Communications, Inc., and BHC's majority owned (59% at March 31, 1997) subsidiary, United Television, Inc. (UTV). The pro rata interests of BHC and UTV minority shareholders in the net operations of the respective companies are reflected in minority interest in the accompanying condensed consolidated statements of income. The minority shareholders' interests in the net assets of BHC and UTV are reflected as minority interest in the accompanying condensed consolidated balance sheets. Intercompany accounts and transactions have been eliminated.

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

     At March 31, 1997, Chris-Craft's marketable securities, which consisted substantially of U.S. Government securities, had a carrying value of $1,292,571,000 and a fair value of $1,288,395,000. The difference of $4,176,000 ($1,494,000 net of income taxes and minority interests) is reflected as a reduction of shareholders' investment in the accompanying condensed consolidated balance sheet. Of the investments in U.S. Government securities, 87% mature within one year and all within two years.

     At December 31, 1996, Chris-Craft's marketable securities, which consisted substantially of U.S. Government securities, had a carrying value of $1,245,423,000 and a fair value of $1,247,496,000. The difference of $2,073,000 ($1,276,000 net of income taxes and minority interests) is reflected as an increase to shareholders' investment in the accompanying condensed consolidated balance sheet.

3.   UNITED PARAMOUNT NETWORK:

     In July 1994, BHC, along with Viacom Inc.'s Paramount Television Group, formed the United Paramount Network, a fifth broadcast television network which premiered in January 1995. BHC owned 100% of UPN from its inception through January 15, 1997, when Viacom completed the exercise of its option to acquire a 50% interest in UPN. The purchase price included $155 million in cash (an amount equal to one-half of BHC's aggregate cash contributions to UPN through the exercise date, plus interest), additional cash available for ongoing UPN expenditures, as well as a non-cash contribution of UPN development costs previously incurred by Viacom. UPN distributed $116,261,000 to BHC pursuant to the option exercise, and BHC recorded a net pretax gain on the exercise of $152,224,000 in the first quarter of 1997. BHC and Viacom now share equally in UPN funding requirements and in UPN losses.

     UPN has been organized as a partnership, and BHC's partnership interest is accounted for under the equity method. The carrying value of such interest totalled $25,308,000 at March 31, 1997 and $1,394,000 at December 31, 1996 and is included in Investments in the accompanying condensed consolidated balance sheets. UPN is still in its early development and is expected to continue to incur significant start-up losses and to require significant funding for the next several years. However, Chris-Craft believes that the substantial portion of BHC's share of such funding requirements in 1997 and 1998 will be offset by the proceeds of the Viacom option exercise.

     UPN's condensed consolidated statements of operations are as follows (in thousands):

                                          Three Months
                                         Ended March 31,
                                   ----------------------------
                                      1997              1996
                                   ----------        ----------
    Operating revenues*            $   15,681        $   10,908
    Operating expenses*                47,516            42,602
                                   ----------        ----------
       Operating loss                 (31,835)          (31,694)
    Other income (expense), net           702            (1,060)
                                   ----------        ----------
       Loss before interest
         on BHC advances              (31,133)          (32,754)
    Interest on BHC advances
    (eliminated in consolidation)        -               (2,523)
                                   ----------        ----------
       Net loss                    $  (31,133)       $  (35,277)
                                   ==========        ==========

    * With respect to certain of its programming, UPN derives no revenue and incurs no programming expense.


4.   SHAREHOLDERS' INVESTMENT:

     Chris-Craft paid 3% stock dividends on its common and Class B common stock in the respective shares of such classes on April 2, 1997. During the three months ended March 31, 1997, 36,459 shares of Class B common stock were converted into 36,459 shares of common stock, and 5,195 shares of $1.40 convertible preferred stock were converted into 57,935 shares of common stock and 107,898 shares of Class B common stock. In addition, 81,717 shares of common stock were issued upon exercise of stock options. During the three month period, 96,400 shares of common stock were purchased by Chris-Craft, all of which were held in treasury at March 31, 1997. As of March 31, 1997, 617,602 shares of common stock and 12,899 shares of $1.00 prior preferred stock remained authorized for purchase.

     As of March 31, 1997, shares of Chris-Craft's authorized but unissued common stock were reserved for issuance as follows:

                                                        Shares
                                                      ----------
    Conversion of Class B common stock                 8,180,529
    Conversion of $1.40 convertible preferred stock    8,154,336*
    Stock options (including options
      outstanding for 1,759,418 shares)                3,555,210
                                                      ----------
                                                      19,890,075
                                                      ==========

         *Including Class B common shares.

5.   CAPITAL TRANSACTIONS OF SUBSIDIARIES:

     Since April 1990, BHC's Board of Directors has authorized the purchase of up to 6,800,000 Class A common shares. Through March 31, 1997, 5,724,287 shares were purchased for a total cost of $374.7 million, including $16.5 million in the first three months of 1997. From 1993 through March 31, 1997, UTV purchased 1,382,876 of its common shares at an aggregate cost of $86.8 million, including $2.4 million for the first three months of 1997, and $15.3 million in the first three months of 1996.

     Such purchases, together with proceeds from the exercise of UTV stock options and BHC's special $1.00 per share dividend paid in February 1997, are reflected in capital transactions of subsidiaries in the accompanying condensed consolidated statements of cash flows, net of intercompany eliminations.

6.   COMMITMENTS AND CONTINGENCIES:

     Commitments of BHC's television stations for film contracts entered into but not available for broadcasting at March 31, 1997 aggregated approximately $182.2 million, including $60.9 million applicable to UTV. BHC also has a remaining commitment to invest over time up to $30.6 million, including $19.8 million applicable to UTV, in management buyout limited partnerships.


     BHC expects to make significant expenditures developing UPN.  See
Note 3.

     As set forth in Note 9 of Notes to Consolidated Financial Statements in Chris-Craft's 1996 Annual Report, Chris-Craft has been named as a defendant (or a "potentially responsible party") in certain actions seeking recovery for environmental damage allegedly related to (i) the activities (discontinued since 1983) of 50% owned Montrose Chemical Corporation of California and (ii) the activities of Montrose Chemical Co., a predecessor company to Chris-Craft. Chris-Craft does not presently consider liability to be "probable" in any of the Montrose related matters and no amount has been reserved in Chris-Craft's financial statements.

7.   INCOME PER SHARE:

     Computations of income per share, all of which give retroactive effect to the April 1997 3% stock dividend, are as follows (in thousands of dollars except per share amounts):


                                               Three Months
                                              Ended March 31,
                                        -------------------------
                                            1997         1996
                                        -----------  ------------
PRIMARY:
--------
Average outstanding common
  and Class B common shares              31,374,757   30,884,331
Assumed exercise of stock options           492,391      503,891
                                        -----------  -----------
Total shares used in computation         31,867,148   31,388,222
                                        ===========  ===========

Net income                              $    75,159  $       375
Preferred stock dividend requirements          (105)        (114)
                                        -----------  -----------
                                        $    75,054  $       261
                                        ===========  ===========

Primary income per share                $      2.36  $       .01
                                        ===========  ===========

                                              Three Months
                                             Ended March 31,
                                        ------------------------
                                            1997         1996
                                        -----------  -----------
FULLY DILUTED:
--------------
Average outstanding common
  and Class B common shares              31,374,757   30,884,331
Assumed conversion of
  $1.40 preferred stock                   8,183,074    9,054,470
Assumed exercise of stock options           492,391      503,891
                                        -----------  -----------
Total shares used in computation         40,050,222   40,442,692
                                        ===========  ===========

Net income                              $    75,159  $       375
Preferred stock dividend requirements           (18)         (18)
                                        -----------  -----------
                                        $    75,141  $       357
                                        ===========  ===========

Fully diluted income per share          $      1.88  $       .01
                                        ===========  ===========

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which establishes new standards for computing and presenting earnings per share effective for both interim and annual periods ending after December 15, 1997. At December 31, 1997, all prior periods presented will be restated to reflect the new basic and diluted earnings per share amounts required by SFAS No. 128. Had Chris-Craft followed the methodology prescribed by SFAS No. 128, Chris-Craft's earnings per share would have been as follows:

                                              Three Months
                                             Ended March 31,
                                        ------------------------
                                            1997         1996
                                        -----------  -----------
Basic earnings per share                $      2.39  $       .01
                                        ===========  ===========
Diluted earnings per share              $      1.88  $       .01
                                        ===========  ===========

Page 11
                      CHRIS-CRAFT INDUSTRIES, INC.
                      ----------------------------
                  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  ------------------------------------
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           ------------------------------------------------

Liquidity and Capital Resources
-------------------------------

Chris-Craft's financial position is strong and highly liquid. Cash and marketable securities totalled $1.54 billion at March 31, 1997, and Chris-Craft has no debt outstanding. Chris-Craft's 76% owned television broadcasting subsidiary, BHC Communications, Inc., expended significant funds in 1996 and 1995 to develop the United Paramount Network, but cash flow provided from BHC's operating activities has substantially exceeded BHC's UPN funding since the network's January 1995 launch. Chris-Craft believes that the substantial portion of BHC's share of such funding requirements for 1997 and 1998 will be offset by the proceeds of the Viacom option exercise, described below.

Chris-Craft's operating cash flow is generated primarily by the Television Division's core television station group. Broadcast cash flow reflects station operating income plus depreciation and film contract amortization less film contract payments. The relationship between film contract payments and related amortization may vary greatly between periods (amortization exceeded payments by $1.4 million in the 1997 first quarter, and payments exceeded amortization by $.4 million in the corresponding 1996 period), and is dependent upon the mix of programs aired and payment terms of the stations' contracts. Reflecting such $1.8 million variance between periods, broadcast cash flow in the first quarter of 1997 declined only 4% from 1996's corresponding amount, while station earnings declined 12%, as explained below. Although broadcast cash flow is often used in the broadcast television industry as an ancillary measure, it is not synonymous with operating cash flow computed in accordance with generally accepted accounting principles, and should not be considered alone or as a substitute for measures of performance computed in accordance with generally accepted accounting principles.

Chris-Craft's cash flow additionally reflects earnings associated with its cash and marketable securities, most of which are held by BHC. Consolidated cash and marketable securities totalled $1.54 billion at March 31, 1997, compared to $1.40 billion at December 31, 1996. Consolidated operating cash flow increased to $62.3 million from last year's $52.0 million, primarily reflecting a $17.1 million refund of prepaid broadcasting rights. Cash balances were also augmented by the $116.3 million distribution from UPN, as set forth below.

BHC generates most of Chris-Craft's consolidated cash flow. Parent company obligations consist solely of corporate office expenditures, current and accrued. Parent company cash balances have been substantially in excess of normal operating requirements, and have been augmented by BHC special dividend receipts of $36 million, or $2.00 per BHC share, in January 1993 and $18 million, or $1.00 per BHC share, in April 1995. In January 1997,

BHC declared another special cash dividend of $1.00 per share, and Chris-Craft received its $18 million payment in February 1997. BHC plans to consider annually the payment of a special dividend.

Since April 1990, BHC's Board of Directors has authorized the purchase of up to 6,800,000 Class A common shares. Through March 31, 1997, 5,724,287 shares were purchased for a total cost of $374.7 million, including $16.5 million in 1997. From 1993 through March 31, 1997, UTV purchased 1,382,876 of its common shares at an aggregate cost of $86.7 million, of which $2.4 million was expended in the first quarter of 1997, and at March 31, 1997, 801,149 UTV shares remained authorized for purchase.

Chris-Craft intends to expand its operations in the media, entertainment and communications industries and to explore business opportunities in other industries. Chris-Craft believes it is capable of raising significant additional capital to augment its already substantial financial resources, if desired, to fund such additional expansion.

In July 1994, BHC, along with Viacom Inc.'s Paramount Television Group, formed UPN, a fifth broadcast television network which premiered in January 1995. BHC owned 100% of UPN from its inception through January 15, 1997, when Viacom completed the exercise of its option to acquire a 50% interest in UPN. The purchase price included $155 million in cash (an amount equal to one-half of BHC's aggregate cash contributions to UPN through the exercise date, plus interest), additional cash available for ongoing UPN expenditures, as well as a non-cash contribution of UPN development costs previously incurred by Viacom. UPN distributed $116.3 million to BHC following the closing, and BHC recorded a net pretax gain of $152.2 million on the transaction. BHC and Viacom now share equally in UPN losses and funding requirements. BHC funding of UPN totalled $145.6 million in 1996 and $128.6 million in 1995. UPN is still in its early development, and is expected for the next several years to continue to incur substantial start-up losses and to require significant funding. However, Chris-Craft believes that the substantial portion of BHC's share of such funding requirements for 1997 and 1998 will be offset by the proceeds of the Viacom option exercise.

Chris-Craft's television stations make commitments for programming that will not be available for telecasting until future dates. At March 31, 1997, commitments for such programming totalled approximately $182.2 million, including $60.9 million applicable to UTV. BHC also has a remaining commitment to invest over time up to $30.6 million, including $19.8 million applicable to UTV, in management buyout limited partnerships. Chris-Craft capital expenditures generally have not been material in relation to its financial position, and the related capital expenditure commitments at March 31, 1997 (including any related to UPN) were not material. Chris-Craft expects that its expenditures for UPN, future film contract commitments and capital requirements for its present business will be satisfied primarily from operations, marketable securities or cash balances.

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

Results of Operations
---------------------

Chris-Craft 1997 first quarter net income increased to $75,159,000, or $2.36 per share, from net income of $375,000, or $.01 per share, in the first quarter of 1996. The substantial increase in net income primarily reflects BHC's net gain of $152,224,000, before income taxes and minority interest, on the January 1997 acquisition by Viacom Inc. of a 50% interest in United Paramount Network, which previously had been 100% owned by BHC. The earnings gain also reflects a significant reduction in the amount of UPN start-up losses included in Chris-Craft's consolidated operating results, reflecting BHC's reduced ownership interest.

Demand for television advertising continued to be lackluster in several key areas, and operating revenues at BHC's core television station group totalled $99,243,000 in the first quarter, just above last year's $98,985,000. Station operating expenses increased moderately, causing a 12% decline in station earnings, to $21,550,000 from $24,568,000. That decline was almost fully offset by an increase in earnings at BHC's television production subsidiaries. Operating income declined 3%, to $20,634,000 from $21,335,000.

Industrial Division operating income rose 68%, to $740,000 from $441,000 in last year's first quarter, reflecting a 16% increase in the Division's operating revenues. After corporate office expenses, consolidated operating income totalled $17,525,000, just below last year's $17,873,000.

UPN's first quarter loss was slightly larger than in 1996, due primarily to its expanded schedule, but the amount of UPN losses included in consolidated operating results financial statements, which are recorded by BHC under the equity method of accounting, declined to $17,898,000 from $32,754,000, reflecting BHC's reduced ownership interest.

Interest and other income, which consists mostly of amounts earned on consolidated cash and marketable securities holdings, totalled $19,285,000 in the first quarter, compared to $23,160,000 in 1996. The decline primarily reflects smaller 1997 gains on sales of securities.

Minority interest reflects the interest of shareholders other than Chris-Craft in the net income of BHC, 76% owned by Chris-Craft at March 31, 1997 and 75% owned at March 31, 1996, and the interest of shareholders other than BHC in the net income of UTV, 59% owned by BHC at March 31, 1997 and 58% owned at March 31, 1996.

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

Date:  May 15, 1997

Page 15
                          EXHIBIT INDEX


Incorporated by
Reference to:        Exhibit No.              Exhibit
-------------        -----------              -------

                        27           Financial Data Schedule