Form 10-Q
period 1997-06-30
CHRIS CRAFT INDUSTRIES INC
filed 1997-08-14
CIK 20067

Page 1
           SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549
                       FORM 10-Q
(MARK ONE)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1997
                               --------------------------------
                            OR
/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

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

As of July 31, 1997 there were 23,554,557 shares of the issuer's
Common Stock outstanding and 8,061,476 shares of the issuer's
Class B Common Stock outstanding.

Page 2

                             PART I -- FINANCIAL INFORMATION
                              ITEM 1. FINANCIAL STATEMENTS
                              CHRIS-CRAFT INDUSTRIES, INC.
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands of dollars)
                                       (UNAUDITED)
                          -------------------------------------

                                                        June 30,     December 31,
                                                          1997           1996
                                                      ------------  ------------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                           $   203,490    $   147,683
  Marketable securities (substantially
    all U.S. Government securities)                     1,320,042      1,247,496
  Accounts receivable, net                                 89,223         90,935
  Film contract and, in 1996, prepaid
    broadcast rights                                       46,786        115,498
  Prepaid expenses and other current assets                69,433         66,799
                                                      -----------    -----------
    Total current assets                                1,728,974      1,668,411
                                                      -----------    -----------
INVESTMENTS                                                59,027         48,194
                                                      -----------    -----------
FILM CONTRACT RIGHTS, less current portion                 25,273         28,536
                                                      -----------    -----------
PROPERTY, PLANT AND EQUIPMENT, net                         49,503         49,932
                                                      -----------    -----------
INTANGIBLE ASSETS                                         327,222        322,824
                                                      -----------    -----------
OTHER ASSETS                                               20,240         19,362
                                                      -----------    -----------
                                                      $ 2,210,239    $ 2,137,259
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

Page 3

                             PART I -- FINANCIAL INFORMATION
                              CHRIS-CRAFT INDUSTRIES, INC.
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands of dollars)
                                       (UNAUDITED)
                          -------------------------------------

                                                         June 30,    December 31,
                                                           1997          1996
                                                      -------------  ------------
LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
CURRENT LIABILITIES:
  Film contracts payable within one year              $    84,278    $    97,222
  Accounts payable and accrued expenses                   101,895        112,577
  Income taxes payable                                     78,496         40,527
                                                      -----------    -----------
    Total current liabilities                             264,669        250,326
                                                      -----------    -----------
FILM CONTRACTS PAYABLE AFTER ONE YEAR                      57,317         80,837
                                                      -----------    -----------
OTHER LIABILITIES                                          11,011         10,918
                                                      -----------    -----------
MINORITY INTEREST                                         501,413        506,260
                                                      -----------    -----------
SHAREHOLDERS' INVESTMENT:
  Prior preferred stock - $1.00 dividend;
    currently authorized 73,399 shares;
    outstanding 73,399 shares                               1,578          1,578
  Convertible preferred stock - $1.40 dividend;
    currently authorized 247,434 shares;
    outstanding 247,434 and 253,195 shares                  4,330          4,431
  Class B common stock - par value $.50 per share;
    authorized 50,000,000 shares; outstanding
    8,077,892 and 7,870,807 shares                          4,039          3,935
  Common stock - par value $.50 per share;
    authorized 100,000,000 shares; outstanding
    23,766,511 and 22,472,409 shares                       12,674         12,027
  Capital surplus                                         358,335        311,623
  Retained earnings                                     1,002,091        954,048
  Treasury stock, at cost                                  (9,146)          -
  Adjustment to reflect marketable
    securities at market value                              1,928          1,276
                                                      -----------    -----------
                                                        1,375,829      1,288,918
                                                      -----------    -----------
                                                      $ 2,210,239    $ 2,137,259
                                                      ===========    ===========

      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Page 4

                            CHRIS-CRAFT INDUSTRIES, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (In thousands of dollars except per share data)
                                    (UNAUDITED)
                  -----------------------------------------------
                                            Three Months              Six Months
                                           Ended June 30,           Ended June 30,
                                        ----------------------  ----------------------
                                           1997        1996        1997        1996
                                        ----------  ----------  ----------  ----------
OPERATING REVENUES                      $  123,959  $  125,500  $  230,431  $  231,150
                                        ----------  ----------  ----------  ----------
OPERATING EXPENSES:
  Expenses directly associated
    with revenues                           55,386      56,010     110,033     111,000
  Selling, general and
    administrative                          38,827      34,869      73,127      67,656
                                        ----------  ----------  ----------  ----------
                                            94,213      90,879     183,160     178,656
                                        ----------  ----------  ----------  ----------
    Operating income                        29,746      34,621      47,271      52,494
                                        ----------  ----------  ----------  ----------
OTHER INCOME (EXPENSE):
  Gain on change of ownership in United
    Paramount Network, net                    -           -        152,224        -
  Interest and other income, net            20,374      19,748      39,659      42,908
  Equity in United Paramount
    Network loss                           (16,404)    (34,990)    (34,302)    (67,744)
                                        ----------  ----------  ----------  ----------
                                             3,970     (15,242)    157,581     (24,836)
                                        ----------  ----------  ----------  ----------
    Income before income taxes
      and minority interest                 33,716      19,379     204,852      27,658

INCOME TAX PROVISION                        14,500      10,300      83,000      14,400
                                        ----------  ----------  ----------  ----------
    Income before minority interest         19,216       9,079     121,852      13,258

 MINORITY INTEREST                          (9,185)     (6,386)    (36,662)    (10,190)
                                        ----------  ----------  ----------  ----------
    Net income                          $   10,031  $    2,693  $   85,190  $    3,068
                                        ==========  ==========  ==========  ==========
Net income per share:
  Primary                               $      .31  $      .08  $     2.66  $      .09
                                        ==========  ==========  ==========  ==========
  Fully diluted                         $      .25  $      .07  $     2.12  $      .08
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

Page 5

                                 CHRIS-CRAFT INDUSTRIES, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In thousands of dollars)
                                          (UNAUDITED)
                       -----------------------------------------------
                                                                 Six Months
                                                                Ended June 30,
                                                            --------------------
                                                               1997       1996
                                                            ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                 $  85,190  $   3,068
 Adjustments to reconcile net income to net
  cash provided from operating activities:
    Film contract payments                                    (47,734)   (44,857)
    Film contract amortization                                 46,523     43,773
    Prepaid broadcast rights                                   17,051      4,207
    Depreciation and other amortization                         9,752      9,750
    Equity in United Paramount Network loss                    34,302     67,744
    Gain on change of ownership in United
      Paramount Network, net                                 (152,224)      -
    Minority interest                                          36,662     10,190
    Other                                                       2,210     (2,932)
    Changes in assets and liabilities:
      Accounts receivable                                       1,712       (983)
      Other assets                                             (5,301)    (2,519)
      Accounts payable and other liabilities                    1,389     (1,020)
      Income taxes                                             37,728      1,077
                                                            ---------  ---------
          Net cash provided from operating activities          67,260     87,498
                                                            ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Distribution from United Paramount Network                   116,261       -
 Disposition (purchase) of marketable securities, net         (65,244)   108,973
 Investment in United Paramount Network                        (2,850)   (76,600)
 Other investments                                             (4,409)   (12,846)
 Capital expenditures, net                                     (4,693)    (6,199)
 Other                                                           (740)      (472)
                                                            ---------  ---------
          Net cash provided from investing activities          38,325     12,856
                                                            ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Capital transactions of subsidiaries                         (51,375)   (52,042)
 Purchases of treasury stock                                   (9,151)    (5,938)
 Proceeds from option exercises                                10,958      1,199
 Other                                                           (210)      (229)
                                                            ---------  ---------
          Net cash used in financing activities               (49,778)   (57,010)
                                                            ---------  ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                      55,807     43,344

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                147,683     73,840
                                                            ---------  ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $ 203,490  $ 117,184
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

Page 6
                       CHRIS-CRAFT INDUSTRIES, INC.
                       ----------------------------
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          ----------------------------------------------------

1.   PRINCIPLES OF CONSOLIDATION:

     The accompanying condensed consolidated financial statements include the accounts of Chris-Craft Industries, Inc. and its subsidiaries, including Chris-Craft's majority owned (77% at June 30, 1997) television broadcasting subsidiary, BHC Communications, Inc., and BHC's majority owned (59% at June 30, 1997) subsidiary, United Television, Inc. (UTV). The pro rata interests of BHC and UTV minority shareholders in the net income of the respective companies are reflected in minority interest in the accompanying condensed consolidated statements of income. The minority shareholders' interests in the net assets of BHC and UTV are reflected as minority interest in the accompanying condensed consolidated balance sheets. Intercompany accounts and transactions have been eliminated.

     The financial information included herein has been prepared by Chris-Craft, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Chris-Craft believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in Chris-Craft's latest annual report on Form 10-K. The information furnished reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results for these interim periods are not necessarily indicative of results to be expected for the full year, due to seasonal factors, among others. Certain prior year amounts have been restated to conform with the 1997 presentation.

2.   MARKETABLE SECURITIES:

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity
Securities", Chris-Craft classifies its marketable securities as available-for-sale.

     At June 30, 1997, Chris-Craft's marketable securities, which consisted substantially of U.S. Government securities, had a carrying value of $1,316,292,000 and a fair value of $1,320,042,000. The difference of $3,750,000 ($1,928,000 net of income taxes and minority interests) is reflected as an increase to shareholders' investment in the accompanying condensed consolidated balance sheet. Of the investments in U.S. Government securities, 92% mature within one year and all within two years.

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

     UPN has been organized as a partnership, and BHC's partnership interest is accounted for under the equity method. The carrying value of such interest totalled $8,904,000 at June 30, 1997 and $1,394,000 at December 31, 1996 and is included in Investments in the accompanying condensed consolidated balance sheets. UPN is still in its early development and is expected to continue to incur significant start-up losses and to require significant funding for the next several years. However, Chris-Craft believes that the substantial portion of BHC's share of such funding requirements in 1997 and 1998 will be offset by the proceeds of the Viacom option exercise.

     UPN's condensed statements of operations are as follows (in thousands):
                                  Three Months          Six Months
                                 Ended June 30,       Ended June 30,
                              --------------------  --------------------
                                 1997       1996       1997       1996
                              ---------  ---------  ---------  ---------
 Operating revenues*          $  17,228  $  14,156  $  32,909  $  25,064
 Operating expenses*             50,449     49,152     97,965     91,754
                              ---------  ---------  ---------  ---------
    Operating loss              (33,221)   (34,996)   (65,056)   (66,690)
 Other income (expense), net        412          6      1,114     (1,054)
                              ---------  ---------  ---------  ---------
    Loss before interest
      on BHC advances           (32,809)   (34,990)   (63,942)   (67,744)
 Interest on BHC advances
 (eliminated in consolidation)     -        (3,248)      -        (5,771)
                              ---------  ---------  ---------  ---------
    Net loss                  $ (32,809) $ (38,238) $ (63,942) $ (73,515)
                              =========  =========  =========  =========

    * With respect to certain of its programming, UPN derives no revenue and incurs no programming expense.


4.   SHAREHOLDERS' INVESTMENT:

     Chris-Craft paid 3% stock dividends on its common and Class B common stock in the respective shares of such classes on April 2, 1997. During the six months ended June 30, 1997, 139,424 shares of Class B common stock were converted into 139,424 shares of common stock, and 5,761 shares of $1.40 convertible preferred stock were converted into 76,208 shares of common stock and 108,226 shares of Class B common stock. In addition, 415,874 shares of common stock, including 13,862 shares held in treasury, were issued upon exercise of stock options and 13,862 shares of common
stock were received in partial payment of option exercises.   During the
six month period, 217,600 shares of common stock were purchased by Chris-Craft, all of which were held in treasury at June 30, 1997. As of June 30, 1997, 496,402 shares of common stock and 12,899 shares of $1.00 prior preferred stock remained authorized for purchase.

     As of June 30, 1997, shares of Chris-Craft's authorized but unissued common stock were reserved for issuance as follows:

                                                        Shares
                                                      ----------
    Conversion of Class B common stock                 8,077,892
    Conversion of $1.40 convertible preferred stock    8,135,726*
    Stock options (including options
      outstanding for 1,468,783 shares)                3,221,963
                                                      ----------
                                                      19,435,581
                                                      ==========
         *Including Class B common shares.

5.   CAPITAL TRANSACTIONS OF SUBSIDIARIES:

     Since April 1990, BHC's Board of Directors has authorized the purchase of up to 6,800,000 Class A common shares. Through June 30, 1997, 5,978,387 shares were purchased for a total cost of $402.0 million, including $43.8 million in the first six months of 1997. From 1993 through June 30, 1997, UTV purchased 1,382,876 of its common shares at an aggregate cost of $86.7 million, including $2.4 million for the first six months of 1997, and $20.9 million in the first six months of 1996.

     Such purchases, together with proceeds from the exercise of UTV stock options, BHC's special $1.00 per share dividend paid in February 1997 and UTV's $.50 per share dividend in both periods, are reflected in capital transactions of subsidiaries in the accompanying condensed consolidated statements of cash flows, net of intercompany eliminations.

6.   COMMITMENTS AND CONTINGENCIES:

     Commitments of BHC's television stations for film contracts entered into but not available for broadcasting at June 30, 1997 aggregated approximately $202.5 million, including $75.6 million applicable to UTV. BHC also has a remaining commitment to invest over time up to $30.6 million, including $19.8 million applicable to UTV, in management buyout limited partnerships.


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

7.   INCOME PER SHARE:

     Computations of income per share, all of which give retroactive effect to the April 1997 3% stock dividend, are as follows (in thousands of dollars except per share amounts):


                                            Three Months             Six Months
                                           Ended June 30,          Ended June 30,
                                     ------------------------ ------------------------
                                         1997         1996        1997         1996
                                     -----------  ----------- -----------  -----------
PRIMARY:
--------
Average outstanding common
  and Class B common shares           31,498,646   30,893,998  31,436,702   30,889,165
Assumed exercise of stock options        447,113      478,425     462,840      491,819
                                     -----------  ----------- -----------  -----------
Total shares used in computation      31,945,759   31,372,423  31,899,542   31,380,984
                                     ===========  =========== ===========  ===========

Net income                           $    10,031  $     2,693 $    85,190  $     3,068
Preferred stock dividend requirements       (105)        (115)       (210)        (229)
                                     -----------  ----------- -----------  -----------
                                     $     9,926  $     2,578 $    84,980  $     2,839
                                     ===========  =========== ===========  ===========

Primary income per share             $       .31  $       .08 $      2.66  $       .09
                                     ===========  =========== ===========  ===========

                                           Three Months               Six Months
                                          Ended June 30,            Ended June 30,
                                     ------------------------  ------------------------
                                         1997         1996         1997         1996
                                     -----------  -----------  -----------  -----------
FULLY DILUTED:
--------------
Average outstanding common
  and Class B common shares           31,498,646   30,893,998   31,436,702   30,889,165
Assumed conversion of
  $1.40 preferred stock                8,146,215    9,008,832    8,164,628    9,031,652
Assumed exercise of stock options        585,231      545,254      619,382      551,613
                                     -----------  -----------  -----------  -----------
Total shares used in computation      40,230,092   40,448,084   40,220,712   40,472,430
                                     ===========  ===========  ===========  ===========

Net income                           $    10,031  $     2,693  $    85,190  $     3,068
Preferred stock dividend requirements        (19)         (19)         (37)         (37)
                                     -----------  -----------  -----------  -----------
                                     $    10,012  $     2,674  $    85,153  $     3,031
                                     ===========  ===========  ===========  ===========

Fully diluted income per share       $       .25  $       .07  $      2.12  $       .08
                                     ===========  ===========  ===========  ===========

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

                                           Three Months              Six Months
                                          Ended June 30,            Ended June 30,
                                     ------------------------  ------------------------
                                        1997         1996         1997         1996
                                     -----------  -----------  -----------  -----------
Basic earnings per share             $       .32  $       .08  $      2.70  $       .09
                                     ===========  ===========  ===========  ===========
Diluted earnings per
  share                              $       .25  $       .07  $      2.12  $       .08
                                     ===========  ===========  ===========  ===========

Page 11
                      CHRIS-CRAFT INDUSTRIES, INC.
                      ----------------------------
              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
              --------------------------------------------
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           ------------------------------------------------

Liquidity and Capital Resources
-------------------------------

Chris-Craft's financial position is strong and highly liquid. Cash and marketable securities totalled $1.52 billion at June 30, 1997, and Chris-Craft has no debt outstanding. Chris-Craft's 77% owned television broadcasting subsidiary, BHC Communications, Inc., expended significant funds in 1996 and 1995 to develop the United Paramount Network, but cash flow provided from BHC's operating activities in those years substantially exceeded such BHC funding of UPN. Chris-Craft believes that the substantial portion of BHC's share of such funding requirements for 1997 and 1998 will be offset by the proceeds of the Viacom option exercise, described below.

Chris-Craft's operating cash flow is generated primarily by the Television Division's core television station group. Broadcast cash flow reflects station operating income plus depreciation and film contract amortization less film contract payments. The relationship between film contract payments and related amortization may vary greatly between periods (payments exceeded amortization by $1.2 million and $1.1 million in the first six months of 1997 and 1996), and is dependent upon the mix of programs aired and payment terms of the stations' contracts. Reflecting such minor variance between periods, broadcast cash flow for the first six months of 1997 mirrored station earnings, which declined 7%, as explained below. Although broadcast cash flow is often used in the broadcast television industry as an ancillary measure, it is not synonymous with operating cash flow computed in accordance with generally accepted accounting principles, and should not be considered alone or as a substitute for measures of performance computed in accordance with generally accepted accounting principles.

Chris-Craft's cash flow additionally reflects earnings associated with its cash and marketable securities, most of which are held by BHC.
Consolidated cash and marketable securities increased to $1.52 billion at June 30, 1997, from $1.40 billion at December 31, 1996. Such increase primarily reflects the $116.3 million distribution from UPN, described below. Operating cash flow for the six month period declined to $67.3 million from $87.5 million, as 1997 income tax payments related to the UPN distribution are reflected as a reduction of operating cash flow, while the distribution is reported as a cash flow from investing activities. Operating cash flow for the six months essentially offset the payments for dividends and treasury stock purchases described below.

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

Since April 1990, BHC's Board of Directors has authorized the purchase of up to 6,800,000 Class A common shares. Through June 30, 1997, 5,978,387 shares were purchased for a total cost of $402.0 million, including $43.8 million in 1997. From 1993 through June 30, 1997, UTV purchased 1,382,876 of its common shares at an aggregate cost of $86.7 million, of which $2.4 million was expended in the first six months of 1997, and at June 30, 1997, 801,149 UTV shares remained authorized for purchase.

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

Chris-Craft's television stations make commitments for programming that will not be available for telecasting until future dates. At June 30, 1997, commitments for such programming totalled approximately $202.5 million, including $75.6 million applicable to UTV. BHC also has a remaining commitment to invest over time up to $30.6 million, including $19.8 million applicable to UTV, in management buyout limited partnerships. Chris-Craft capital expenditures generally have not been material in relation to its financial position, and the related capital expenditure commitments at June 30, 1997 (including any related to UPN) were not material. Chris-Craft expects that its expenditures for UPN, future film contract commitments and capital requirements for its present business will be satisfied primarily from operations, marketable securities or cash balances.

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

Results of Operations
---------------------

Chris-Craft second quarter net income increased to $10,031,000, or $.31 per share, from last year's $2,693,000, or $.08 per share. The increase in net income is primarily due to a 53% reduction in the amount of United Paramount Network start-up losses included in Chris-Craft's consolidated operating results, which reflects BHC's reduced ownership interest in UPN. In January, as set forth above, Viacom Inc. acquired a 50% interest in UPN, which previously had been 100% owned by BHC.

For the first six months of 1997, Chris-Craft net income rose to $85,190,000, or $2.66 per share, from $3,068,000, or $.09 per share, in last year's corresponding period. The increase in year to date earnings primarily reflects the net pretax gain of $152,224,000 on Viacom's acquisition of its UPN interest, as well as the resulting reduction in the amount of UPN start-up losses recorded by BHC.

Operating revenues and operating income for the second quarter and six month periods ended June 30, 1997 and 1996 are as follows (in thousands):

                        Operating Revenues    Operating Income
                        ------------------   ------------------
                          1997      1996       1997       1996
                        --------  --------   --------  --------
Second Quarter
  Television Division   $118,835  $120,920  $  36,724 $  38,744
  Industrial Division      5,124     4,580        635       355
  Corporate and other       -         -        (7,613)   (4,478)
                        --------  --------   --------  --------
                        $123,959  $125,500   $ 29,746  $ 34,621
                        ========  ========   ========  ========

Six Months
  Television Division   $219,953  $221,965  $  57,358 $  60,079
  Industrial Division     10,478     9,185      1,375       796
  Corporate and other       -         -       (11,462)   (8,381)
                        --------  --------   --------  --------
                        $230,431  $231,150   $ 47,271  $ 52,494
                        ========  ========   ========  ========

Demand for television advertising in several key areas has been lackluster in 1997. Operating revenues at the Television Division's core television station group declined 2% in the second quarter and declined less than 1% in the first six months of 1997. After a $1.1 million increase in Chris-Craft stock price-based retirement plan expense, second quarter station group earnings declined 4%, to $40,694,000 from last year's $42,450,000. Six month station earnings declined 7%, to $62,244,000 from $67,018,000. Earnings at BHC's television production subsidiaries were about flat for the quarter, but rose strongly in the six month period. Total Television Division operating income declined 5% in the quarter, to $36,724,000 from last year's $38,744,000, and also declined 5% in the six month period, to $57,358,000 from $60,079,000.

The Industrial Division recorded a 12% increase in second quarter operating revenues, and its operating income for the period rose 79%, to $635,000 from $355,000. For the six months, its operating revenues increased 14%, generating a 73% increase in operating income, to $1,375,000 from $796,000. The Division's improved results reflect strength throughout its major product lines.

Corporate office expense increased $3.1 million in the second quarter and six month periods, as the 22% increase in the market price of Chris-Craft common stock during the second quarter resulted in a $3.1 million increase in Chris-Craft stock price-based retirement plan expense.

UPN's second quarter and six month losses were slightly less than last year's. The amount of UPN losses included in Chris-Craft's financial statements, which are recorded under the equity method of accounting, declined significantly, to $16,404,000 from $34,990,000 in the quarter, and to $34,302,000 from $67,744,000 in the six months, reflecting BHC's reduced ownership interest.

Interest and other income consists mostly of amounts earned on Chris-Craft's consolidated cash and marketable securities holdings. Interest and other income totalled $20,374,000 in this year's second quarter, compared to $19,748,000 in 1996, and totalled $39,659,000 in the six month period, compared to $42,908,000 last year. The decline in the six month amount primarily reflects smaller 1997 gains on sales of securities.

Minority interest reflects the interest of shareholders other than Chris-Craft in the net income of BHC, 77% owned by Chris-Craft at June 30, 1997 and 75% owned at June 30, 1996, and the interest of shareholders other than BHC in the net income of UTV, 59% owned by BHC at June 30, 1997 and 58% owned at June 30, 1996.

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
   ------------------------------------------------------------------

Not applicable.

                    CHRIS-CRAFT INDUSTRIES, INC.
                    ----------------------------
                     PART II. OTHER INFORMATION
                     --------------------------

Item 1.   Legal Proceedings.
          ------------------

     On June 12, 1997 The Travelers Indemnity Company filed a lawsuit in U.S. District Court in Delaware against Chris-Craft Industries, Inc., Stauffer Management Company ("SMC"), Zeneca Inc. and Zeneca Holdings, Inc. The suit seeks to recover $14 million in insurance defense costs paid by Travelers to Montrose Chemical Corporation of California ("Montrose"), which is 50% owned by each of Chris-Craft and SMC. Travelers' lawsuit contends that Montrose was fraudulently used as a corporate "shell" by its two shareholders to obtain the defense cost payments. On July 22, 1997, the defendants collectively filed a Motion to Dismiss the action, on the grounds that Travelers' action is an impermissible attempt to circumvent previously existing insurance defense litigation between Travelers and Montrose in California. Over the eleven-year span of the existing litigation, eighteen separate court orders have been issued requiring Travelers to provide a defense to Montrose. Montrose has filed a "bad faith" lawsuit against Travelers and other insurers which is scheduled for trial in November 1997. Chris-Craft and the other defendants will continue to vigorously contest the Travelers lawsuit as being without merit.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

     The following matters were submitted to a vote of security holders at the Registrant's annual meeting of stockholders which was held on May 6, 1997.

     The following were elected directors, each receiving the number of votes set opposite his name:

                                                               Broker
                                 For               Withheld   Non-votes
                                 ---               --------   ---------
Howard Arvey                 120,107,390           249,221       -0-
Lawrence R. Barnett          119,793,660           562,951       -0-
James J. Rochlis             120,089,795           266,816       -0-
John C. Siegel               120,029,228           327,384       -0-


     The selection of Price Waterhouse LLP as Chris-Craft's auditors for the current year was ratified by the following vote:

                                                              Broker
         For             Against            Abstain          Non-votes
         ---             -------            -------          ---------
     120,011,828         106,671            238,113             -0-

     A shareholder proposal regarding a diversity report was defeated by the following votes:
                                                              Broker
         For             Against            Abstain          Non-votes
         ---             -------            -------          ---------
      2,239,665        112,687,711         1,088,681         4,340,544


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

Date:  August --, 1997

Page 18
                          EXHIBIT INDEX


Incorporated by
Reference to:        Exhibit No.              Exhibit
-------------        -----------              -------

                        27           Financial Data Schedule