Form 10-Q
period 1997-09-30
CHRIS CRAFT INDUSTRIES INC
filed 1997-11-13
CIK 20067

Page 1
           SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549
                       FORM 10-Q
(MARK ONE)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1997
                               --------------------------------
                            OR
/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

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

As of October 31, 1997 there were 23,509,535 shares of the issuer's Common Stock outstanding and 7,997,287 shares of the issuer's Class B Common Stock outstanding.

Page 2

                             PART I -- FINANCIAL INFORMATION
                              ITEM 1. FINANCIAL STATEMENTS
                              CHRIS-CRAFT INDUSTRIES, INC.
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands of dollars)
                                       (UNAUDITED)
                          -------------------------------------

                                                      September 30,  December 31,
                                                          1997           1996
                                                      ------------  ------------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                           $   193,487    $   147,683
  Marketable securities (substantially
    all U.S. Government securities)                     1,331,028      1,247,496
  Accounts receivable, net                                 80,372         90,935
  Film contract and, in 1996, prepaid
    broadcast rights                                      118,260        115,498
  Prepaid expenses and other current assets                69,900         66,799
                                                      -----------    -----------
    Total current assets                                1,793,047      1,668,411
                                                      -----------    -----------
INVESTMENTS                                                62,577         48,194
                                                      -----------    -----------
FILM CONTRACT RIGHTS, less current portion                 33,288         28,536
                                                      -----------    -----------
PROPERTY, PLANT AND EQUIPMENT, net                         48,296         49,932
                                                      -----------    -----------
INTANGIBLE ASSETS                                         329,811        322,824
                                                      -----------    -----------
OTHER ASSETS                                               20,534         19,362
                                                      -----------    -----------
                                                      $ 2,287,553    $ 2,137,259
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

Page 3

                              CHRIS-CRAFT INDUSTRIES, INC.
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands of dollars)
                                       (UNAUDITED)
                          -------------------------------------

                                                      September 30,   December 31,
                                                           1997          1996
                                                      -------------  ------------
LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
CURRENT LIABILITIES:
  Film contracts payable within one year              $   105,946    $    97,222
  Accounts payable and accrued expenses                   142,092        112,577
  Income taxes payable                                     65,465         40,527
                                                      -----------    -----------
    Total current liabilities                             313,503        250,326
                                                      -----------    -----------
FILM CONTRACTS PAYABLE AFTER ONE YEAR                      83,546         80,837
                                                      -----------    -----------
OTHER LIABILITIES                                          11,592         10,918
                                                      -----------    -----------
MINORITY INTEREST                                         500,588        506,260
                                                      -----------    -----------
SHAREHOLDERS' INVESTMENT:
  Prior preferred stock - $1.00 dividend;
    currently authorized 73,399 shares;
    outstanding 73,399 shares                               1,578          1,578
  Convertible preferred stock - $1.40 dividend;
    currently authorized 247,354 shares;
    outstanding 247,354 and 253,195 shares                  4,329          4,431
  Class B common stock - par value $.50 per share;
    authorized 50,000,000 shares; outstanding
    8,031,292 and 7,870,807 shares                          4,015          3,935
  Common stock - par value $.50 per share;
    authorized 100,000,000 shares; outstanding
    23,835,514 and 22,472,409 shares                       12,709         12,027
  Capital surplus                                         358,928        311,623
  Retained earnings                                     1,006,596        954,048
  Treasury stock, at cost                                 (12,529)          -
  Increase to reflect marketable
    securities at market value                              2,698          1,276
                                                      -----------    -----------
                                                        1,378,324      1,288,918
                                                      -----------    -----------
                                                      $ 2,287,553    $ 2,137,259
                                                      ===========    ===========

      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Page 4

                            CHRIS-CRAFT INDUSTRIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands of dollars except per share data)
                                    (UNAUDITED)
                  -----------------------------------------------
                                       Three Months              Nine Months
                                     Ended September 30,     Ended September 30,
                                   ----------------------  ----------------------
                                      1997        1996        1997        1996
                                   ----------  ----------  ----------  ----------
OPERATING REVENUES                 $  110,907  $  111,777  $  341,338  $  342,927
                                   ----------  ----------  ----------  ----------
OPERATING EXPENSES:
  Expenses directly associated
    with revenues                      57,400      54,244     167,433     165,244
  Selling, general and
    administrative                     34,698      31,222     107,825      98,878
                                   ----------  ----------  ----------  ----------
                                       92,098      85,466     275,258     264,122
                                   ----------  ----------  ----------  ----------
    Operating income                   18,809      26,311      66,080      78,805
                                   ----------  ----------  ----------  ----------
OTHER INCOME (EXPENSE):
  Gain on change of ownership in
    United Paramount Network, net        -           -        152,224        -
  Interest and other income, net       20,558      18,555      60,217      61,463
  Equity in United Paramount
    Network loss                      (19,579)    (38,909)    (53,881)   (106,653)
                                   ----------  ----------  ----------  ----------
                                          979     (20,354)    158,560     (45,190)
                                   ----------  ----------  ----------  ----------
    Income before income taxes
      and minority interest            19,788       5,957     224,640      33,615

INCOME TAX PROVISION                    9,100       3,600      92,100      18,000
                                   ----------  ----------  ----------  ----------
    Income before minority interest    10,688       2,357     132,540      15,615

 MINORITY INTEREST                     (6,164)     (3,896)    (42,826)    (14,086)
                                   ----------  ----------  ----------  ----------
    Net income (loss)              $    4,524  $   (1,539) $   89,714  $    1,529
                                   ==========  ==========  ==========  ==========
Net income (loss) per share:
  Primary                          $      .14  $     (.05) $     2.79  $      .04
                                   ==========  ==========  ==========  ==========
  Fully diluted                    $      .11  $     (.05) $     2.22  $      .04
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

Page 5

                                 CHRIS-CRAFT INDUSTRIES, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In thousands of dollars)
                                          (UNAUDITED)
                       -----------------------------------------------
                                                                 Nine Months
                                                             Ended September 30,
                                                            --------------------
                                                               1997       1996
                                                            ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                 $  89,714  $   1,529
 Adjustments to reconcile net income to net
  cash provided from operating activities:
    Film contract payments                                    (73,734)   (68,064)
    Film contract amortization                                 68,660     63,487
    Prepaid broadcast rights                                   21,114      6,090
    Depreciation and other amortization                        14,656     14,822
    Equity in United Paramount Network loss                    53,881    106,653
    Gain on change of ownership in United
      Paramount Network, net                                 (152,224)      -
    Minority interest                                          42,826     14,086
    Other                                                       3,538     (1,108)
    Changes in assets and liabilities:
      Accounts receivable                                      10,563     12,121
      Other assets                                             (9,826)     1,752
      Accounts payable and other liabilities                   13,998      1,227
      Income taxes                                             24,527     (3,530)
                                                            ---------  ---------
          Net cash provided from operating activities         107,693    149,065
                                                            ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Distribution from United Paramount Network                   116,261       -
 (Purchase) disposition of marketable securities, net         (74,284)   166,760
 Investment in United Paramount Network                       (26,235)  (100,854)
 Other investments                                             (4,904)   (43,826)
 Capital expenditures, net                                     (6,079)    (8,871)
 Other                                                         (1,766)    (1,338)
                                                            ---------  ---------
          Net cash provided from investing activities           2,993     11,871
                                                            ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Capital transactions of subsidiaries                         (63,430)   (71,666)
 Purchases of treasury stock                                  (12,576)    (9,758)
 Proceeds from option exercises                                11,526      1,211
 Other                                                           (402)      (425)
                                                            ---------  ---------
          Net cash used in financing activities               (64,882)   (80,638)
                                                            ---------  ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                      45,804     80,298

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                147,683     73,840
                                                            ---------  ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $ 193,487  $ 154,138
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

Page 6
                       CHRIS-CRAFT INDUSTRIES, INC.
                       ----------------------------
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          ----------------------------------------------------

1.   PRINCIPLES OF CONSOLIDATION:

     The accompanying condensed consolidated financial statements include the accounts of Chris-Craft Industries, Inc. and its subsidiaries, including Chris-Craft's majority owned (78% at September 30, 1997) television broadcasting subsidiary, BHC Communications, Inc., and BHC's majority owned (59% at September 30, 1997) subsidiary, United Television, Inc. (UTV). The pro rata interests of BHC and UTV minority shareholders in the net income (loss) of the respective companies are reflected in minority interest in the accompanying condensed consolidated statements of operations. The minority shareholders' interests in the net assets of BHC and UTV are reflected as minority interest in the accompanying condensed consolidated balance sheets. Intercompany accounts and transactions have been eliminated.

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

     At September 30, 1997, Chris-Craft's marketable securities, which consisted substantially of U.S. Government securities, had a cost of $1,325,205,000 and a fair value of $1,331,028,000. The difference of $5,823,000 ($2,698,000 net of income taxes and minority interests) is reflected as an increase to shareholders' investment in the accompanying condensed consolidated balance sheet. Of the investments in U.S. Government securities, 98% mature within one year and all within two years.


     At December 31, 1996, Chris-Craft's marketable securities, which consisted substantially of U.S. Government securities, had a cost of $1,245,423,000 and a fair value of $1,247,496,000. The difference of $2,073,000 ($1,276,000 net of income taxes and minority interests) is reflected as an increase to shareholders' investment in the accompanying condensed consolidated balance sheet.

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

     UPN has been organized as a partnership, and BHC's partnership interest is accounted for under the equity method. The carrying value of such interest totalled $12,710,000 at September 30, 1997 and $1,394,000 at December 31, 1996, and is included in Investments in the accompanying condensed consolidated balance sheets. UPN is still in its early development and is expected to continue to incur significant start-up losses and to require significant funding for the next several years. However, Chris-Craft believes that the substantial portion of BHC's share of such funding requirements in 1997 and 1998 will be offset by the proceeds of the Viacom option exercise.

     UPN's condensed statements of operations are as follows (in thousands):

                                    Three Months             Nine Months
                                 Ended September 30,      Ended September 30,
                                ----------------------   ----------------------
                                   1997        1996         1997        1996
                                ----------  ----------   ----------  ----------
Operating revenues*             $   21,987  $   13,359   $   54,896  $   38,423
Operating expenses*                 61,358      50,466      159,323     142,220
                                ----------  ----------   ----------  ----------
 Operating loss                    (39,371)    (37,107)    (104,427)   (103,797)
 Other income (expense), net           213      (1,802)       1,327      (2,856)
                                ----------  ----------   ----------  ----------
    Loss before interest
      on BHC advances              (39,158)    (38,909)    (103,100)   (106,653)
 Interest on BHC advances
 (eliminated in consolidation)        -         (3,917)        -         (9,688)
                                ----------  ----------   ----------  ----------
    Net loss                    $  (39,158) $  (42,826)  $ (103,100) $ (116,341)
                                ==========  ==========   ==========  ==========


    * With respect to certain of its programming, through August 31, 1997 UPN derived no revenue and incurred no programming expense.

4.   SHAREHOLDERS' INVESTMENT:

     Chris-Craft paid 3% stock dividends on its common and Class B common stock in the respective shares of such classes on April 2, 1997. During the nine months ended September 30, 1997, 186,133 shares of Class B common stock were converted into 186,133 shares of common stock, and 5,841 shares of $1.40 convertible preferred stock were converted into 78,724 shares of common stock and 108,335 shares of Class B common stock. In addition, 435,652 shares of common stock, including 13,862 shares held in treasury, were issued upon exercise of stock options and 13,862 shares of common stock were received in
partial payment of option exercises.   During the nine month period,
284,900 shares of common stock were purchased by Chris-Craft, all of which were held in treasury at September 30, 1997. As of September 30, 1997, 429,102 shares of common stock and 12,899 shares of $1.00 prior preferred stock remained authorized for purchase.

     As of September 30, 1997, shares of Chris-Craft's authorized but unissued common stock were reserved for issuance as follows:

                                                        Shares
                                                      ----------
    Conversion of Class B common stock                 8,031,292
    Conversion of $1.40 convertible preferred stock    8,133,095*
    Stock options (including options
      outstanding for 1,448,451 shares)                3,202,185
                                                      ----------
                                                      19,366,572
                                                      ==========
         *Including Class B common shares.

5.   CAPITAL TRANSACTIONS OF SUBSIDIARIES:

     Since April 1990, BHC's Board of Directors has authorized the purchase of up to 7,081,087 Class A common shares. Through September 30, 1997, 6,083,587 shares were purchased for a total cost of $415.2 million, including $57.0 million in the first nine months of 1997. From 1993 through September 30, 1997, UTV purchased 1,382,876 of its common shares at an aggregate cost of $86.7 million, including $2.4 million for the first nine months of 1997, and $23.2 million in the first nine months of 1996.

     Such purchases, together with proceeds from the exercise of UTV stock options, BHC's special $1.00 per share dividend paid in February 1997 and UTV's $.50 per share dividend in both periods, are reflected in capital transactions of subsidiaries in the accompanying condensed consolidated statements of cash flows, net of intercompany eliminations.

6.   COMMITMENTS AND CONTINGENCIES:

     Commitments of BHC's television stations for film contracts entered into but not available for broadcasting at September 30, 1997 aggregated approximately $152.6 million, including $67.7 million applicable to UTV. BHC also has a remaining commitment to invest over time up to $30.6 million, including $19.8 million applicable to UTV, in management buyout limited partnerships.

     BHC expects to make significant expenditures developing UPN.  See
Note 3.

     UTV has signed a definitive agreement to purchase the assets of UHF television station WRBW-TV in Orlando, Florida, for approximately $60 million and possible future consideration. The acquisition is subject to FCC approval and other conditions in the agreement.

     As set forth in Note 9 of Notes to Consolidated Financial Statements in Chris-Craft's 1996 Annual Report, Chris-Craft has been named as a defendant (or a "potentially responsible party") in certain actions seeking recovery for environmental damage allegedly related to
(i) the activities (discontinued since 1983) of 50% owned Montrose Chemical Corporation of California ("Montrose California") and (ii) the activities of Montrose Chemical Co., a predecessor company to Chris-Craft. Chris-Craft does not presently consider liability to be "probable" in any of the Montrose California related matters and is unable to determine at this stage if it could have any liability regarding Montrose Chemical Co. Accordingly, no amount has been reserved in Chris-Craft's financial statements relating to these matters.

7.   INCOME (LOSS) PER SHARE:

     Computations of income (loss) per share, all of which give retroactive effect to the April 1997 3% stock dividend, are as follows (in thousands of dollars except per share amounts):

                                    Three Months               Nine Months
                                 Ended September 30,        Ended September 30,
                              ------------------------   ------------------------
                                 1997         1996          1997         1996
                              -----------  -----------   -----------  -----------
PRIMARY:
--------
Average outstanding common
  and Class B common shares    31,607,645   31,132,182   31,493,683   30,970,171
Assumed exercise of stock
  options                         550,113         -   *     512,126      474,018
                              -----------  -----------  -----------  -----------
Total shares used in
  computation                  32,157,758   31,132,182   32,005,809   31,444,189
                              ===========  ===========  ===========  ===========



Net income (loss)             $     4,524  $    (1,539) $    89,714  $     1,529
Preferred stock dividend
  requirements                       (105)        (100)        (315)        (329)
                              -----------  -----------  -----------  -----------

                              $     4,419  $    (1,639) $    89,399  $     1,200
                              ===========  ===========  ===========  ===========

Primary income (loss)
  per share                   $       .14  $      (.05) $      2.79  $       .04
                              ===========  ===========  ===========  ===========

* Not included because antidilutive.

                                   Three Months               Nine Months
                                Ended September 30,       Ended September 30,
                              ------------------------  ------------------------
                                 1997         1996         1997         1996
                              -----------  -----------  -----------  -----------
FULLY DILUTED:
--------------
Average outstanding common
  and Class B common shares    31,607,645   31,132,182   31,493,683   30,970,171
Assumed conversion of
  $1.40 preferred stock         8,134,872         -   *   8,154,731    8,918,346
Assumed exercise of stock
  options                         590,764         -   *     678,709      479,704
                              -----------  -----------  -----------  -----------
Total shares used in
  computation                  40,333,281   31,132,182   40,327,123   40,368,221
                              ===========  ===========  ===========  ===========

Net income (loss)             $     4,524  $    (1,539) $    89,714  $     1,529
Preferred stock dividend
 requirements                         (18)        (100)         (55)         (55)
                              -----------  -----------  -----------  -----------
                              $     4,506  $    (1,639) $    89,659  $     1,474
                              ===========  ===========  ===========  ===========
Fully diluted income (loss)
 per share                    $       .11  $      (.05) $      2.22  $       .04
                              ===========  ===========  ===========  ===========

* Not included because antidilutive.

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

                                  Three Months               Nine Months
                                Ended September 30,       Ended September 30,
                              ------------------------  ------------------------
                                  1997         1996         1997         1996
                              -----------  -----------  -----------  -----------
Basic earnings (loss)
  per share                   $       .14  $      (.05) $      2.84  $       .04
                              ===========  ===========  ===========  ===========
Diluted earnings (loss)
  per share                   $       .11  $      (.05) $      2.22  $       .04
                              ===========  ===========  ===========  ===========

Page 12
                      CHRIS-CRAFT INDUSTRIES, INC.
                      ----------------------------
              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
              --------------------------------------------
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           ------------------------------------------------

Liquidity and Capital Resources
-------------------------------

Chris-Craft's financial position is strong and highly liquid. Cash and marketable securities totalled $1.52 billion at September 30, 1997, and Chris-Craft has no debt outstanding. Chris-Craft's 78% owned television broadcasting subsidiary, BHC Communications, Inc., expended significant funds in 1996 and 1995 to develop the United Paramount Network, but cash flow provided from BHC's operating activities in those years substantially exceeded such BHC funding of UPN. Chris-Craft believes that the substantial portion of BHC's share of such funding requirements for 1997 and 1998 will be offset by the proceeds of the Viacom option exercise, described below.

Chris-Craft's operating cash flow is generated primarily by the Television Division's core television station group. Broadcast cash flow reflects station operating income plus depreciation and film contract amortization less film contract payments. The relationship between film contract payments and related amortization may vary greatly between periods (payments exceeded amortization by $5.1 million and $4.6 million in the first nine months of 1997 and 1996, respectively), and is dependent upon the mix of programs aired and payment terms of the stations' contracts. Reflecting such amounts, broadcast cash flow for the first nine months of 1997 declined 8%, while station earnings declined 7%, as explained below. Although broadcast cash flow is often used in the broadcast television industry as an ancillary measure, it is not synonymous with operating cash flow computed in accordance with generally accepted accounting principles, and should not be considered alone or as a substitute for measures of performance computed in accordance with generally accepted accounting principles.

Chris-Craft's cash flow additionally reflects earnings associated with its cash and marketable securities, most of which are held by BHC. Consolidated cash and marketable securities increased to $1.52 billion at September 30, 1997, from $1.40 billion at December 31, 1996. Such increase primarily reflects the $116.3 million distribution from UPN, described below. Operating cash flow for the nine month period declined to $107.7 million from $149.1 million, as 1997 income tax payments related to the UPN distribution are reflected as a reduction of operating cash flow, while the distribution is reported as a cash flow from investing activities. Operating cash flow for the nine months more than offset the payments for dividends and treasury stock purchases described below.

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

Since April 1990, BHC's Board of Directors has authorized the purchase of up to 7,081,087 Class A common shares. Through September 30, 1997, 6,083,587 shares were purchased for a total cost of $415.2 million, including $57.0 million in 1997. From 1993 through September 30, 1997, UTV purchased 1,382,876 of its common shares at an aggregate cost of $86.7 million, of which $2.4 million was expended in the first nine months of 1997, and at September 30, 1997, 801,149 UTV shares remained authorized for purchase.

Chris-Craft intends to expand its operations in the media, entertainment and communications industries and to explore business opportunities in other industries. Chris-Craft believes it is capable of raising significant additional capital to augment its already substantial financial resources, if desired, to fund such additional expansion. In October 1997, UTV signed a definitive agreement to purchase the assets of WRBW-TV in Orlando, Florida, for approximately $60 million and possible future consideration. UTV expects to use a portion of available cash and marketable securities balances to complete this transaction.

In July 1994, BHC, along with Viacom Inc.'s Paramount Television Group, formed UPN, a fifth broadcast television network which premiered in January 1995. BHC owned 100% of UPN from its inception through January 15, 1997, when Viacom completed the exercise of its option to acquire a 50% interest in UPN. The purchase price included $155 million in cash (an amount equal to one-half of BHC's aggregate cash contributions to UPN through the exercise date, plus interest), additional cash available for ongoing UPN expenditures, as well as a non-cash contribution of UPN development costs previously incurred by Viacom. UPN distributed $116.3 million to BHC following the closing, and BHC recorded a net pretax gain of $152.2 million on the transaction. BHC and Viacom now share equally in UPN losses and funding requirements. BHC funding of UPN totalled $145.6 million in 1996 and $128.6 million in 1995. UPN is still in its early development, and is expected for the next several years to continue to incur substantial start-up losses and to require significant funding. However, Chris-Craft believes that the substantial portion of BHC's share of such funding requirements for 1997, which totalled $26.2 million for the first nine months, and for 1998 will be offset by the proceeds of the Viacom option exercise.

Chris-Craft's television stations make commitments for programming that will not be available for telecasting until future dates. At September 30, 1997, commitments for such programming totalled approximately $152.6 million, including $67.7 million applicable to UTV. BHC also has a remaining commitment to invest over time up to

$30.6 million, including $19.8 million applicable to UTV, in management buyout limited partnerships. Chris-Craft capital expenditures generally have not been material in relation to its financial position, and the related capital expenditure commitments at September 30, 1997 (including any related to UPN) were not material. Chris-Craft expects that its expenditures for UPN, future film contract commitments and capital requirements for its present business will be satisfied primarily from operations, marketable securities or cash balances.

As set forth in Note 6, Chris-Craft has been named as a defendant (or a "potentially responsible party") in certain actions seeking recovery for environmental damage allegedly related to (i) the activities (discontinued since 1983) of 50% owned Montrose Chemical Corporation of California ("Montrose California") and (ii) the activities of Montrose Chemical Co., a predecessor company to Chris-Craft. As further set forth in Note 6, Chris-Craft does not presently consider liability to be "probable" in any of the Montrose California related matters and is unable to determine at this stage if it could have any liability regarding Montrose Chemical Co. Accordingly, no amount has been reserved in Chris-Craft's financial statements relating to these matters.

Results of Operations
---------------------

Chris-Craft third quarter net income totalled $4,524,000, or $.14 per share, reversing a net loss of $1,539,000, or $.05 per share, in last year's corresponding period. The improvement is primarily due to a 50% reduction in the amount of United Paramount Network start-up losses included in Chris-Craft's consolidated operating results, which reflects BHC's reduced ownership interest in UPN. In January, as set forth above, Viacom Inc. acquired a 50% interest in UPN, which previously had been 100% owned by BHC.

For the first nine months of 1997, Chris-Craft net income rose to $89,714,000, or $2.79 per share, from $1,529,000, or $.04 per share, in last year's corresponding period. The increase in year to date earnings primarily reflects the net pretax gain of $152,224,000 on Viacom's acquisition of its UPN interest, as well as the resulting reduction in the amount of UPN start-up losses recorded by BHC.

Operating revenues and operating income for the third quarter and nine month periods ended September 30, 1997 and 1996 are as follows (in thousands):

                        Operating Revenues    Operating Income
                        ------------------   ------------------
                          1997      1996       1997       1996
                        --------  --------   --------  --------
Third Quarter
  Television Division   $105,998  $107,125   $ 23,959  $ 28,837
  Industrial Division      4,909     4,652        599       264
  Corporate and other       -         -        (5,749)   (2,790)

                        --------  --------   --------  --------
                        $110,907  $111,777   $ 18,809  $ 26,311
                        ========  ========   ========  ========

Nine Months
  Television Division   $325,951  $329,090  $  81,317 $  88,916
  Industrial Division     15,387    13,837      1,974     1,060
  Corporate and other       -         -       (17,211)  (11,171)
                        --------  --------   --------  --------
                        $341,338  $342,927   $ 66,080  $ 78,805
                        ========  ========   ========  ========

Demand for television advertising in several key areas has been lackluster in 1997. Operating revenues at the Television Division's core television station group declined 1% in both the third quarter and the first nine months of 1997. After a $1.1 million increase in Chris-Craft stock price-based retirement plan expense, and a 4% increase in programming expense, third quarter station group earnings declined 8%, to $28,487,000 from last year's $30,928,000. Nine month station earnings declined 7%, to $90,731,000 from $97,946,000 as such retirement plan expense rose $2.3 million and programming expense rose 2%. Earnings at BHC's television production subsidiaries declined in the quarter, but rose 14% in the nine month period. Total Television Division operating income declined 17% in the quarter, to $23,959,000 from last year's $28,837,000, and declined 9% in the nine month period, to $81,317,000 from $88,916,000.

The Industrial Division recorded a 6% increase in third quarter operating revenues, and its operating income for the period rose 127%, to $599,000 from $264,000. For the nine months, its operating revenues increased 11%, generating an 86% increase in operating income, to $1,974,000 from $1,060,000. The Division's improved results reflect strength throughout its major product lines and higher margins.

Corporate office expense increased $3.0 million in the third quarter and $6.0 million in the nine month period. Corporate office expense associated with stock price based retirement plans rose $3.0 million and $6.1 million in the respective periods, reflecting increases in the market price of Chris-Craft common stock of 9% in the third quarter and 28% in the nine month period.

UPN's third quarter and nine month losses were about the same as last year's. The amount of UPN losses included in Chris-Craft's financial statements, which are recorded under the equity method of accounting, declined significantly, to $19,579,000 from $38,909,000 in the quarter, and to $53,881,000 from $106,653,000 in the nine months, reflecting BHC's reduced ownership interest.

Interest and other income consists mostly of amounts earned on Chris-Craft's consolidated cash and marketable securities holdings.
Interest and other income totalled $20,558,000 in this year's third quarter, compared to $18,555,000 in 1996, and totalled $60,217,000 in the nine month period, compared to $61,463,000 last year. The decline in the nine month amount primarily reflects smaller 1997 gains on sales of securities.

Minority interest reflects the interest of shareholders other than Chris-Craft in the net income of BHC, 78% owned by Chris-Craft at September 30, 1997 and 76% owned at September 30, 1996, and the interest of shareholders other than BHC in the net income of UTV, 59% owned by BHC at September 30, 1997 and 58% owned at September 30, 1996.


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

Date:  November 12, 1997

Page 18
                          EXHIBIT INDEX


Incorporated by
Reference to:        Exhibit No.              Exhibit
-------------        -----------              -------

                        27           Financial Data Schedule