Form 10-Q
period 1998-03-31
CHRIS CRAFT INDUSTRIES INC
filed 1998-05-15
CIK 20067

Page 1
           SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549
                       FORM 10-Q
(MARK ONE)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1998
                               --------------------------------
                            OR
/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

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

As of April 30, 1998 there were 24,360,192 shares of the issuer's
Common Stock outstanding and 8,133,333 shares of the issuer's
Class B Common Stock outstanding.

Page 2

                             PART I -- FINANCIAL INFORMATION
                              ITEM 1. FINANCIAL STATEMENTS
                              CHRIS-CRAFT INDUSTRIES, INC.
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands of dollars)
                                       (UNAUDITED)
                          -------------------------------------

                                                        March 31,   December 31,
                                                          1998          1997
                                                      ------------  ------------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                           $   239,231    $   290,009
  Marketable securities (substantially
    all U.S. Government securities)                     1,171,998      1,211,920
  Accounts receivable, net                                 72,691         89,472
  Film contract rights                                     70,993         95,859
  Prepaid expenses and other current assets                56,479         62,254
                                                      -----------    -----------
    Total current assets                                1,611,392      1,749,514
                                                      -----------    -----------
INVESTMENTS                                                52,633         50,130
                                                      -----------    -----------
FILM CONTRACT RIGHTS, less current portion                 24,884         26,118
                                                      -----------    -----------
PROPERTY AND EQUIPMENT, NET                                48,858         47,402
                                                      -----------    -----------
INTANGIBLE ASSETS                                         427,281        339,792
                                                      -----------    -----------
OTHER ASSETS                                               13,969         13,473
                                                      -----------    -----------
                                                      $ 2,179,017    $ 2,226,429
                                                      ===========    ===========

      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Page 3

                              CHRIS-CRAFT INDUSTRIES, INC.
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands of dollars)
                                       (UNAUDITED)
                          -------------------------------------
                                                       March 31,     December 31,
                                                         1998            1997
                                                      -------------  ------------
LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
CURRENT LIABILITIES:
  Film contracts payable within one year              $    87,039    $    98,033
  Accounts payable and accrued expenses                   125,496        131,869
  Income taxes payable                                     37,460         33,056
                                                      -----------    -----------
    Total current liabilities                             249,995        262,958
                                                      -----------    -----------
FILM CONTRACTS PAYABLE AFTER ONE YEAR                      61,110         70,934
                                                      -----------    -----------
OTHER LIABILITIES                                          24,112         25,089
                                                      -----------    -----------
MINORITY INTEREST                                         458,618        484,268
                                                      -----------    -----------
SHAREHOLDERS' INVESTMENT:
  Prior preferred stock - $1.00 dividend;
    currently authorized 73,399 shares;
    outstanding 73,399 shares                               1,578          1,578
  Convertible preferred stock - $1.40 dividend;
    currently authorized 246,058 shares;
    outstanding 246,058 and 246,601 shares                  4,306          4,315
  Class B common stock - par value $.50 per share;
    authorized 50,000,000 shares; outstanding
    8,143,001 and 7,930,384 shares                          4,072          3,965
  Common stock - par value $.50 per share;
    authorized 100,000,000 shares; outstanding
    24,456,029 and 23,652,015 shares                       13,019         12,617
  Capital surplus                                         389,579        343,956
  Retained earnings                                       965,707      1,010,384
  Treasury stock, at cost                                  (6,874)          -
  Increase to reflect marketable securities
   at fair value                                           13,795          6,365
                                                      -----------    -----------
                                                        1,385,182      1,383,180
                                                      -----------    -----------
                                                      $ 2,179,017    $ 2,226,429
                                                      ===========    ===========

      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Page 4

                            CHRIS-CRAFT INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (In thousands of dollars except per share data)
                                    (UNAUDITED)
                  -----------------------------------------------
                                                 Three Months
                                                Ended March 31,
                                             ----------------------
                                                1998        1997
                                             ----------  ----------
OPERATING REVENUES                           $  104,974  $  106,472
                                             ----------  ----------
OPERATING EXPENSES:
  Expenses directly associated with
    revenues                                     54,611      54,647
  Selling, general and administrative            41,023      34,300
                                             ----------  ----------
                                                 95,634      88,947
                                             ----------  ----------
    Operating income                              9,340      17,525
                                             ----------  ----------
OTHER INCOME (EXPENSE):
  Interest and other income, net                 19,711      19,285
  Equity in United Paramount Network loss       (19,910)    (17,898)
  Gain on change of ownership in United
    Paramount Network                              -        152,224
                                             ----------  ----------
                                                   (199)    153,611
                                             ----------  ----------
    Income before income taxes and
      minority interest                           9,141     171,136

INCOME TAX PROVISION                              3,500      68,500
                                             ----------  ----------
    Income before minority interest               5,641     102,636

 MINORITY INTEREST                               (3,871)    (27,477)
                                             ----------  ----------
    Net income                               $    1,770  $   75,159
                                             ==========  ==========
Earnings per share:
  Basic                                      $      .05  $     2.32
                                             ==========  ==========
  Diluted                                    $      .04  $     1.83
                                             ==========  ==========
                                              3% Stock    3% Stock
DIVIDENDS PER COMMON SHARE                    Dividend    Dividend
                                             ==========  ==========

        The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Page 5

                                 CHRIS-CRAFT INDUSTRIES, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In thousands of dollars)
                                          (UNAUDITED)
                       -----------------------------------------------
                                                                Three Months
                                                               Ended March 31,
                                                            --------------------
                                                               1998       1997
                                                            ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                 $   1,770  $  75,159
 Adjustments to reconcile net income to net
  cash provided from operating activities:
    Film contract payments                                    (25,320)   (23,151)
    Film contract amortization                                 21,010     24,574
    Prepaid broadcast rights                                     -        17,051
    Depreciation and other amortization                         5,417      4,912
    Equity in United Paramount Network loss                    19,910     17,898
    Gain on change of ownership in United
      Paramount Network                                          -      (152,224)
    Minority interest                                           3,871     27,477
    Other                                                         236      1,365
    Changes in assets and liabilities:
      Accounts receivable                                      16,781     13,439
      Other assets                                                340     (3,248)
      Accounts payable and other liabilities                    2,118     (5,326)
      Income taxes                                              2,909     62,413
                                                            ---------  ---------
          Net cash provided from operating activities          49,042     60,339
                                                            ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Station acquisition (includes $77,712 of intangibles)        (80,280)      -
 Distribution from United Paramount Network                      -       116,261
 Disposition (purchase) of marketable securities, net          56,573    (41,308)
 Investment in United Paramount Network                       (22,300)    (2,850)
 Other investments                                               (591)    (4,007)
 Capital expenditures, net                                     (1,611)    (1,563)
 Other                                                         (1,228)      (428)
                                                            ---------  ---------
          Net cash (used in) provided from
            investing activities                              (49,437)    66,105
                                                            ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Capital transactions of subsidiaries                         (44,417)   (22,300)
 Purchases of treasury stock                                   (7,495)    (3,519)
 Proceeds from option exercises                                 1,720      2,398
 Other                                                           (191)      (192)
                                                            ---------  ---------
          Net cash used in financing activities               (50,383)   (23,613)
                                                            ---------  ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (50,778)   102,831

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                290,009    147,683
                                                            ---------  ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $ 239,231  $ 250,514
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

Page 6
                       CHRIS-CRAFT INDUSTRIES, INC.
                       ----------------------------
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          ----------------------------------------------------

1.   PRINCIPLES OF CONSOLIDATION:

     The accompanying condensed consolidated financial statements include the accounts of Chris-Craft Industries, Inc. and its subsidiaries, including Chris-Craft's majority owned (79.5% at March 31, 1998) television broadcasting subsidiary, BHC Communications, Inc., and BHC's majority owned (58.7% at March 31, 1998) subsidiary, United Television, Inc. (UTV). The pro rata interests of BHC and UTV minority shareholders in the net income of the respective companies are reflected in minority interest in the accompanying condensed consolidated statements of income. The minority shareholders' interests in the net assets of BHC and UTV are reflected as minority interest in the accompanying condensed consolidated balance sheets. Intercompany accounts and transactions have been eliminated.

     The financial information included herein has been prepared by Chris-Craft, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Chris-Craft believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in Chris-Craft's latest annual report on Form 10-K. The information furnished reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results for these interim periods are not necessarily indicative of results to be expected for the full year, due to seasonal factors, among others. Certain prior year amounts have been restated to conform with the 1998 presentation.

2.   MARKETABLE SECURITIES:

     In accordance with Statement of Financial Accounting Standards
(SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", Chris-Craft classifies its marketable securities as available-for-sale.

     At March 31, 1998, Chris-Craft's marketable securities, which consisted substantially of U.S. Government securities, had a cost of $1,142,754,000 and a fair value of $1,171,998,000. The difference of $29,244,000 ($13,795,000, net of income taxes and minority interests) is reflected as an increase to shareholders' investment in the accompanying condensed consolidated balance sheet. Of the investments in U.S. Government securities, 100% mature within one year.


     At December 31, 1997, Chris-Craft's marketable securities, which consisted substantially of U.S. Government securities, had a cost of $1,198,140,000 and a fair value of $1,211,920,000. The difference of $13,780,000 ($6,365,000, net of income taxes and minority interests) is reflected as an increase to shareholders' investment in the accompanying condensed consolidated balance sheet.

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

     UPN has been organized as a partnership, and BHC's partnership interest is accounted for under the equity method. The carrying value of such interest totalled $3,502,000 at March 31, 1998 and $1,112,000 at December 31, 1997, and is included in Investments in the accompanying condensed consolidated balance sheets. UPN is still in its early development and is expected to continue to incur significant start-up losses and to require significant funding for the next several years. However, Chris-Craft believes that the funds from the Viacom option exercise will substantially offset BHC's aggregate UPN funding for 1997 and 1998.

     UPN's condensed statements of operations are as follows (in thousands):
                                      Three Months
                                     Ended March 31,
                                   -------------------
                                      1998      1997
                                   --------- ---------
Operating revenues*                $  21,203 $  15,681
Operating expenses*                   61,370    47,516
                                   --------- ---------
    Operating loss                   (40,167)  (31,835)
Other income, net                        347       702
                                   --------- ---------
    Net loss                       $ (39,820)$ (31,133)
                                   ========= =========

    * With respect to certain of its programming, through August 31, 1997 UPN derived no revenue and incurred no programming expense.


4.   SHAREHOLDERS' INVESTMENT:

     Chris-Craft paid 3% stock dividends on its common and Class B common stock in the respective shares of such classes on April 2, 1998. During the three months ended March 31, 1998, 24,685 shares of Class B common stock were converted into 24,685 shares of common stock, and 543 shares of $1.40 convertible preferred stock were converted into 17,853 shares of common stock. In addition, 53,041 shares of common stock, were issued upon exercise of stock options. During the three month period, 128,200 shares of common stock were purchased by Chris-Craft, all of which were held in treasury at March 31, 1998. As of March 31, 1998, 1,099,302 shares of common stock and 12,899 shares of $1.00 prior preferred stock remained authorized for purchase.

     As of March 31, 1998, shares of Chris-Craft's authorized but unissued common stock were reserved for issuance as follows:

                                                        Shares
                                                      ----------
    Conversion of Class B common stock                 8,143,001
    Conversion of $1.40 convertible preferred stock    8,333,197*
    Stock options (including options
      outstanding for 1,192,000 shares)                2,998,401
                                                      ----------
                                                      19,474,599
                                                      ==========
         *Including Class B common shares.

5.   COMPREHENSIVE INCOME:

     Effective January 1, 1998, Chris-Craft adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Other comprehensive income (loss) includes only unrealized gains and losses on marketable securities classified as available-for-sale (see Note 2), net of a reclassification adjustment for gains included in net income. Comprehensive income is as follows (in thousands):

                                                   Three Months
                                                  Ended March 31,
                                             ------------------------
                                                1998         1997
                                             -----------  -----------
Net income                                   $     1,770  $    75,159

Other comprehensive income (loss), net
  of taxes and minority interests                  7,430       (2,770)
                                             -----------  -----------
Comprehensive income                         $     9,200  $    72,389
                                             ===========  ===========


6.   CAPITAL TRANSACTIONS OF SUBSIDIARIES:

     Since April 1990, BHC's Board of Directors has authorized the purchase of up to 7,081,087 Class A common shares. Through March 31, 1998, 6,635,187, shares were purchased for a total cost of $488.2 million, including $34.7 million in the first three months of 1998. From 1993 through March 31, 1998, UTV purchased 1,454,376 of its common shares at an aggregate cost of $94.1 million, including $7.0 million for the first three months of 1998, and $2.4 million in the first three months of 1997.

     Such purchases, together with proceeds from the exercise of UTV stock options and BHC's special $1.00 per share dividend, in both periods, are reflected in capital transactions of subsidiaries in the accompanying condensed consolidated statements of cash flows, net of intercompany eliminations.

7.   COMMITMENTS AND CONTINGENCIES:

     Commitments of Chris-Craft's television stations for film contracts entered into but not available for broadcasting at March 31, 1998 aggregated approximately $187.9 million, including $78.8 million applicable to UTV. BHC also has a remaining commitment to invest over time up to $40.6 million ($24.8 million as of May 15, 1998), of which $30.6 million ($14.8 million as of May 15, 1998) is to be invested in management buyout limited partnerships, including $19.8 million ($11.0 million as of May 15, 1998) applicable to UTV.

     BHC expects to make significant expenditures developing UPN.  See
Note 3.

     In 1997, UTV signed a definitive agreement to purchase the assets of UHF television station WRBW in Orlando, Florida, for approximately $60 million and possible future consideration. The acquisition is subject to FCC approval and other conditions in the agreement.

     As set forth in Note 9 of Notes to Consolidated Financial Statements in Chris-Craft's 1997 Annual Report, Chris-Craft has been named as a defendant (or a "potentially responsible party") in certain actions seeking recovery for environmental damage allegedly related to
(i) the activities (discontinued since 1983) of 50% owned Montrose Chemical Corporation of California ("Montrose California") and (ii) the activities of Montrose Chemical Co., a predecessor company to Chris-Craft. Chris-Craft does not presently consider liability to be "probable" in any of the Montrose California related matters and is unable to determine at this stage if it could have any liability regarding Montrose Chemical Co. Accordingly, no amount has been reserved in Chris-Craft's financial statements relating to these matters.


8.   EARNINGS PER SHARE:

     Computations of earnings per share, all of which give retroactive effect to the April 1998 3% stock dividend, are as follows (in thousands of dollars except per share amounts):

                                                   Three Months
                                                  Ended March 31,
                                             ------------------------
                                                1998         1997
                                             -----------  -----------
BASIC:
------
Weighted average common and Class B
  common shares outstanding                   32,499,806   32,316,000
                                             ===========  ===========


Net income                                   $     1,770  $    75,159
Less:  Preferred stock dividend                     (105)        (105)
                                             -----------  -----------
Income available to common shareholders      $     1,665  $    75,054
                                             ===========  ===========
Basic earnings per share                     $       .05  $      2.32
                                             ===========  ===========
DILUTED:
--------
Weighted average common and Class B
  common shares outstanding                   32,499,806   32,316,000
Assumed conversion of $1.40 preferred stock    8,335,094    8,428,566
Assumed exercise of stock options                364,520      356,169
                                             -----------  -----------
Total shares used in computation              41,199,420   41,100,735
                                             ===========  ===========

Income available to common shareholders      $     1,665  $    75,054
Convertible preferred stock dividend                  86           87
Dilution of UTV net income from UTV
  stock options                                      (14)         (33)
                                             -----------  -----------
                                             $     1,737  $    75,108
                                             ===========  ===========
Diluted earnings per share                   $       .04  $      1.83
                                             ===========  ===========

Page 11
                      CHRIS-CRAFT INDUSTRIES, INC.
                      ----------------------------
              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
              --------------------------------------------
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           ------------------------------------------------

Liquidity and Capital Resources
-------------------------------

Chris-Craft's financial position is strong and highly liquid. Consolidated cash and marketable securities totalled $1.41 billion at March 31, 1998, and Chris-Craft has no debt outstanding. Chris-Craft's 79.5% owned television broadcasting subsidiary, BHC Communications, Inc., has expended significant funds developing United Paramount Network since UPN's inception in 1994, but cash flow provided from BHC's operating activities has exceeded such BHC funding of UPN.

Chris-Craft's operating cash flow is generated primarily by the Television Division's core television station group. Broadcast cash flow reflects station operating income plus depreciation and film contract amortization less film contract payments. The relationship between film contract payments and related amortization may vary greatly between periods (payments exceeded amortization by $4.3 million in the first quarter of 1998, and amortization exceeded payments by $1.4 million in the corresponding 1997 period), and is dependent upon the mix of programs aired and payment terms of the stations' contracts. Reflecting such amounts, broadcast cash flow in the first quarter of 1998 declined 28%, while station earnings declined only 6%, as explained below. Although broadcast cash flow is often used in the broadcast television industry as an ancillary measure, it is not synonymous with operating cash flow computed in accordance with generally accepted accounting principles, and should not be considered alone or as a substitute for measures of performance computed in accordance with generally accepted accounting principles.

Chris-Craft's cash flow additionally reflects earnings associated with its cash and marketable securities, most of which are held by BHC. Consolidated cash and marketable securities declined to $1.41 billion at March 31, 1998, from $1.50 billion at December 31, 1997. Such decline primarily reflects the $80.3 million television station acquisition, described below, as well as BHC treasury stock purchases. Operating cash flow for the first quarter of 1998 declined to $49.0 million from $60.3 million, primarily because the 1997 amount includes a $17.1 million refund of prepaid broadcast rights.

BHC generates most of Chris-Craft's consolidated cash flow. Parent company obligations consist solely of corporate office expenditures, current and accrued. Most parent company cash flow in recent years has been provided from the receipt by Chris-Craft of its share of special dividends paid by BHC. In February 1998, BHC paid a special cash dividend of $1.00 per share, aggregating $22.7 million, of which $18 million was received by Chris-Craft. In February 1997, BHC paid a similar special cash dividend of $1.00 per share, aggregating $23.6 million, of which $18 million was received by Chris-Craft. BHC plans to consider annually the payment of a special dividend.

Since April 1990, BHC's Board of Directors has authorized the purchase of up to 7,081,087 Class A common shares. Through March 31, 1998, 6,635,187 shares were purchased for a total cost of $488.2 million, including $34.7 million in 1998. From 1993 through March 31, 1998, UTV purchased 1,454,376 of its common shares at an aggregate cost of $94.1 million, of which $7.0 million was expended in the first quarter of 1998, and, at March 31, 1998, 729,649 UTV shares remained authorized for purchase.

In January 1998, United Television, Inc., BHC's 58.7% owned subsidiary, purchased the assets of UHF television station WHSW, Channel 24, in Baltimore, Maryland for $80 million in cash. The station's call letters were changed to WUTB and the station became a UPN affiliate. UTV has signed a definitive agreement to purchase the assets of WRBW in Orlando, Florida, for approximately $60 million and possible future consideration. UTV expects to use a portion of available cash and marketable securities balances to complete this transaction, which is subject to Federal Communications Commission approval, as well as satisfaction of certain conditions. Chris-Craft intends to further expand its operations in the media, entertainment and communications industries and to explore business opportunities in other industries. Chris-Craft believes it is capable of raising significant additional capital to augment its already substantial financial resources, if desired, to fund such additional expansion.

In July 1994, BHC, along with Viacom Inc.'s Paramount Television Group, formed UPN, a fifth broadcast television network which premiered in January 1995. BHC owned 100% of UPN from its inception through January 15, 1997, when Viacom completed the exercise of its option to acquire a 50% interest in UPN. The purchase price included $155 million in cash (an amount equal to one-half of BHC's aggregate cash contributions to UPN through the exercise date, plus interest), additional cash available for ongoing UPN expenditures, as well as a non-cash contribution of UPN development costs previously incurred by Viacom. UPN distributed $116.3 million to BHC following the closing, and BHC recorded a net pretax gain of $152.2 million on the transaction in the first quarter of 1997. BHC and Viacom now share equally in UPN losses and funding requirements. UPN, still in its early development, incurred start-up losses of $170.2 million in 1997, $146.3 million in 1996 and $129.3 million in 1995, and is expected for the next several years to continue to incur substantial start-up losses and to require significant funding. BHC funding of UPN totalled $22.3 million in the first quarter of 1998.

Chris-Craft's television stations make commitments for programming that will not be available for telecasting until future dates. At March 31, 1998, commitments for such programming totalled approximately $187.9 million, including $78.8 million applicable to UTV. BHC also has a remaining commitment to invest over time up to $40.6 million ($24.8 million as of May 15, 1998), of which $30.6 million ($14.8 million as of May 15, 1998) is to be invested in management buyout limited partnerships, including $19.8 million ($11.0 million as of May 15, 1998) applicable to UTV. Chris-Craft capital expenditures generally have not been material in relation to its financial position, and the related capital expenditure commitments at March 31, 1998 (including any related to UPN) were not material. Chris-Craft currently expects that during 1998 some of its stations will begin converting to digital television. This conversion will require the purchase of digital transmitting equipment to telecast over newly assigned frequencies. This conversion is expected to take place over a number of years and will proceed as market conditions require. Chris-Craft expects that its expenditures for UPN, future film contract commitments and capital requirements for its present business, including the cost to convert to digital television, will be satisfied primarily from operations, marketable securities or cash balances.

As set forth in Note 7, Chris-Craft has been named as a defendant (or a "potentially responsible party") in certain actions seeking recovery for environmental damage allegedly related to (i) the activities (discontinued since 1983) of 50% owned Montrose Chemical Corporation of California ("Montrose California") and (ii) the activities of Montrose Chemical Co., a predecessor company to Chris-Craft. As further set forth in Note 7, Chris-Craft does not presently consider liability to be "probable" in any of the Montrose California related matters and is unable to determine at this stage if it could have any liability regarding Montrose Chemical Co. Accordingly, no amount has been reserved in Chris-Craft's financial statements relating to these matters.

Results of Operations
---------------------

Chris-Craft net income for the first quarter of 1998 declined to $1,770,000, or $.05 per share ($.04 per share diluted), from net income in last year's period of $75,159,000, or $2.32 per share ($1.83 per share diluted). The decline in net income primarily reflects BHC's pretax gain of $152,224,000 recorded in January 1997 upon Viacom's acquisition of its UPN interest.

Operating income in the first quarter declined 47%, to $9,340,000 from last year's $17,525,000, primarily due to the $5.8 million increase in expense associated with stock price based retirement plan expense, which resulted mainly from the 16% increase during the quarter in the market price of Chris-Craft common stock.

Earnings at the Television Division's core station group declined 6% in the quarter, to $20,224,000 from $21,550,000, but would have risen 5% had it not been for the group's portion of the retirement plan expense and for losses at recently acquired station WUTB, which has been converted from its former Home Shopping Network format into a UPN affiliate. Station operating revenues declined slightly, to $97,624,000 from $99,243,000, but that decline was offset by a 4% reduction in station programming expense. Earnings from the Division's production subsidiaries declined to $2,221,000 from $4,063,000, and total Television Division operating income accordingly declined 20% in the quarter, to $16,529,000 from $20,634,000.


Industrial Division operating income increased 28% in the quarter, to $949,000 from $740,000, as its operating revenues rose 1%, to $5,399,000 from $5,354,000 in last year's corresponding period.

The UPN equity loss recorded in Chris-Craft's financial statements totalled $19,910,000, compared to $17,898,000 in last year's first quarter. UPN is still in its early development and is expected for the next several years to continue to incur substantial start-up losses.

Interest and other income, which totalled $19,711,000, compared to $19,285,000 in 1997, consists mostly of amounts earned on Chris-Craft's consolidated cash and marketable securities holdings.

Chris-Craft's effective income tax rate declined to 38% in 1998 from 40% in 1997, reflecting the recognition of certain income tax credits.

Minority interest reflects the interest of shareholders other than Chris-Craft in the net income of BHC, 79.5% owned by Chris-Craft at March 31,1998 and 76.4% owned by Chris-Craft at March 31, 1997, and the interest of shareholders other than BHC in the net income of UTV, 58.7% owned by BHC at March 31, 1998 and 58.9% owned by BHC at March 31, 1997.


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

Date:  May 15, 1998

Page 16
                          EXHIBIT INDEX


Incorporated by
Reference to:        Exhibit No.              Exhibit
-------------        -----------              -------

                        27           Financial Data Schedule
