Form 10-Q
period 1998-06-30
CHRIS CRAFT INDUSTRIES INC
filed 1998-08-12
CIK 20067

Page 1
           SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549
                       FORM 10-Q
(MARK ONE)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1998
                               --------------------------------
                            OR
/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

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

As of July 31, 1998 there were 24,513,476 shares of the issuer's
Common Stock outstanding and 8,137,412 shares of the issuer's
Class B Common Stock outstanding.

Page 2

                             PART I -- FINANCIAL INFORMATION
                              ITEM 1. FINANCIAL STATEMENTS
                              CHRIS-CRAFT INDUSTRIES, INC.
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands of dollars)
                                       (UNAUDITED)
                          -------------------------------------

                                                        June 30,    December 31,
                                                          1998          1997
                                                      ------------  ------------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                           $   207,404    $   290,009
  Marketable securities (substantially
    all U.S. Government securities)                     1,171,597      1,211,920
  Accounts receivable, net                                 90,482         89,472
  Film contract rights                                     52,189         95,859
  Prepaid expenses and other current assets                58,201         62,254
                                                      -----------    -----------
    Total current assets                                1,579,873      1,749,514
                                                      -----------    -----------
INVESTMENTS                                                72,843         50,130
                                                      -----------    -----------
FILM CONTRACT RIGHTS, less current portion                 20,073         26,118
                                                      -----------    -----------
PROPERTY AND EQUIPMENT, net                                49,171         47,402
                                                      -----------    -----------
INTANGIBLE ASSETS                                         434,039        339,792
                                                      -----------    -----------
OTHER ASSETS                                               14,258         13,473
                                                      -----------    -----------
                                                      $ 2,170,257    $ 2,226,429
                                                      ===========    ===========

      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Page 3

                              CHRIS-CRAFT INDUSTRIES, INC.
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands of dollars)
                                       (UNAUDITED)
                          -------------------------------------
                                                        June 30,     December 31,
                                                          1998           1997
                                                      -----------    ------------
LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
CURRENT LIABILITIES:
  Film contracts payable within one year              $    77,929    $    98,033
  Accounts payable and accrued expenses                   109,855        131,869
  Income taxes payable                                     47,791         33,056
                                                      -----------    -----------
    Total current liabilities                             235,575        262,958
                                                      -----------    -----------
FILM CONTRACTS PAYABLE AFTER ONE YEAR                      50,888         70,934
                                                      -----------    -----------
OTHER LIABILITIES                                          23,608         25,089
                                                      -----------    -----------
MINORITY INTEREST                                         465,255        484,268
                                                      -----------    -----------
SHAREHOLDERS' INVESTMENT:
  Prior preferred stock - $1.00 dividend;
    currently authorized 73,399 shares;
    outstanding 73,399 shares                               1,578          1,578
  Convertible preferred stock - $1.40 dividend;
    currently authorized 240,594 shares;
    outstanding 240,594 and 246,601 shares                  4,210          4,315
  Class B common stock - par value $.50 per share;
    authorized 50,000,000 shares; outstanding
    8,172,460 and 7,930,384 shares                          4,086          3,965
  Common stock - par value $.50 per share;
    authorized 100,000,000 shares; outstanding
    24,654,707 and 23,652,015 shares                       13,118         12,617
  Capital surplus                                         391,158        343,956
  Retained earnings                                       977,811      1,010,384
  Treasury stock, at cost                                 (10,108)          -
  Increase to reflect marketable securities
   at fair value                                           13,078          6,365
                                                      -----------    -----------
                                                        1,394,931      1,383,180
                                                      -----------    -----------
                                                      $ 2,170,257    $ 2,226,429
                                                      ===========    ===========

      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Page 4

                            CHRIS-CRAFT INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (In thousands of dollars except per share data)
                                    (UNAUDITED)
                  -----------------------------------------------
                                       Three Months            Six Months
                                      Ended June 30,          Ended June 30,
                                 ----------------------  ----------------------
                                    1998        1997        1998        1997
                                 ----------  ----------  ----------  ----------
OPERATING REVENUES               $  125,685  $  123,959  $  230,659  $  230,431
                                 ----------  ----------  ----------  ----------
OPERATING EXPENSES:
  Expenses directly associated
    with revenues                    55,539      55,386     110,150     110,033
  Selling, general and
    administrative                   35,658      38,827      76,681      73,127
                                 ----------  ----------  ----------  ----------
                                     91,197      94,213     186,831     183,160
                                 ----------  ----------  ----------  ----------
    Operating income                 34,488      29,746      43,828      47,271
                                 ----------  ----------  ----------  ----------
OTHER INCOME (EXPENSE):
  Interest and other income, net     20,013      20,374      39,724      39,659
  Equity in United Paramount
    Network loss                    (22,471)    (16,404)    (42,381)    (34,302)
  Gain on change of ownership
    in United Paramount Network        -           -           -        152,224
                                 ----------  ----------  ----------  ----------
                                     (2,458)      3,970      (2,657)    157,581
                                 ----------  ----------  ----------  ----------

    Income before income taxes
     and minority interest           32,030      33,716      41,171     204,852

INCOME TAX PROVISION                 12,000      14,500      15,500      83,000
                                 ----------  ----------  ----------  ----------
    Income before minority
     interest                        20,030      19,216      25,671     121,852

 MINORITY INTEREST                   (7,908)     (9,185)    (11,779)    (36,662)
                                 ----------  ----------  ----------  ----------
    Net income                   $   12,122  $   10,031  $   13,892  $   85,190
                                 ==========  ==========  ==========  ==========
Earnings per share:
  Basic                          $      .37  $      .31  $      .42  $     2.62
                                 ==========  ==========  ==========  ==========
  Diluted                        $      .29  $      .24  $      .34  $     2.07
                                 ==========  ==========  ==========  ==========

        The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Page 5

                                 CHRIS-CRAFT INDUSTRIES, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In thousands of dollars)
                                          (UNAUDITED)
                       -----------------------------------------------
                                                                 Six Months
                                                               Ended June 30,
                                                            --------------------
                                                               1998       1997
                                                            ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                 $  13,892  $  85,190
 Adjustments to reconcile net income to net
  cash provided from operating activities:
    Film contract payments                                    (50,642)   (47,734)
    Film contract amortization                                 41,455     46,523
    Prepaid broadcast rights                                     -        17,051
    Depreciation and other amortization                        10,944      9,752
    Equity in United Paramount Network loss                    42,381     34,302
    Gain on change of ownership in United
      Paramount Network                                          -      (152,224)
    Minority interest                                          11,779     36,662
    Other                                                        (653)     2,210
    Changes in assets and liabilities:
      Accounts receivable                                      (1,010)     1,712
      Other assets                                             (1,807)    (5,301)
      Accounts payable and other liabilities                   (1,759)     1,389
      Income taxes                                              6,548     37,728
                                                            ---------  ---------
          Net cash provided from operating activities          71,128     67,260
                                                            ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Station acquisition (includes $77,712 of intangibles)        (80,280)      -
 Distribution from United Paramount Network                      -       116,261
 Disposition (purchase) of marketable securities, net          55,192    (65,244)
 Investment in United Paramount Network                       (44,250)    (2,850)
 Other investments                                            (21,734)    (4,409)
 Capital expenditures, net                                     (4,605)    (4,693)
 Other                                                           (845)      (740)
                                                            ---------  ---------
          Net cash (used in) provided from
            investing activities                              (96,522)    38,325
                                                            ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Capital transactions of subsidiaries                         (49,283)   (51,375)
 Purchases of treasury stock                                  (10,758)    (9,151)
 Proceeds from option exercises                                 3,039     10,958
 Other                                                           (209)      (210)
                                                            ---------  ---------
          Net cash used in financing activities               (57,211)   (49,778)
                                                            ---------  ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS          (82,605)    55,807

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                290,009    147,683
                                                            ---------  ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $ 207,404  $ 203,490
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

Page 6
                       CHRIS-CRAFT INDUSTRIES, INC.
                       ----------------------------
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          ----------------------------------------------------

1.   PRINCIPLES OF CONSOLIDATION:

     The accompanying condensed consolidated financial statements include the accounts of Chris-Craft Industries, Inc. and its subsidiaries, including Chris-Craft's majority owned (79.9% at June 30, 1998) television broadcasting subsidiary, BHC Communications, Inc., and BHC's majority owned (58.6% at June 30, 1998) subsidiary, United Television, Inc. (UTV). The pro rata interests of BHC and UTV minority shareholders in the net income of the respective companies are reflected in minority interest in the accompanying condensed consolidated statements of income. The minority shareholders' interests in the net assets of BHC and UTV are reflected as minority interest in the accompanying condensed consolidated balance sheets. Intercompany accounts and transactions have been eliminated.

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

     At June 30, 1998, Chris-Craft's marketable securities, which consisted substantially of U.S. Government securities, had a cost of $1,144,576,000 and a fair value of $1,171,597,000. The difference of $27,021,000 ($13,078,000, net of income taxes and minority interests) is reflected as an increase to shareholders' investment in the accompanying condensed consolidated balance sheet. Of the investments in U.S. Government securities, 100% mature within one year.


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

     UPN has been organized as a partnership, and BHC's partnership interest is accounted for under the equity method. The carrying value of such interest totalled $2,981,000 at June 30, 1998 and $1,112,000 at December 31, 1997, and is included in Investments in the accompanying condensed consolidated balance sheets. UPN is still in its early development and is expected to continue to incur significant start-up losses and to require significant funding for the next several years. However, Chris-Craft believes that the funds from the Viacom option exercise will substantially offset BHC's aggregate UPN funding for 1997 and 1998.

     UPN's condensed statements of operations are as follows (in thousands):
                        Three Months          Six Months
                       Ended June 30,       Ended June 30,
                     -------------------  -------------------
                        1998      1997      1998      1997
                     --------- ---------  --------- ---------
Operating revenues*  $  26,593 $  17,228  $  47,796 $  32,909
Operating expenses*     71,987    50,449    133,357    97,965
                     --------- ---------  --------- ---------
    Operating loss     (45,394)  (33,221)   (85,561)  (65,056)
Other income, net          451       412        798     1,114
                     --------- ---------  --------- ---------
    Net loss         $ (44,943)$ (32,809) $ (84,763)$ (63,942)
                     ========= =========  ========= =========

    * With respect to certain of its programming, through August 31, 1997 UPN derived no revenue and incurred no programming expense.


4.   SHAREHOLDERS' INVESTMENT:

     Chris-Craft paid 3% stock dividends on its common and Class B common stock in the respective shares of such classes on April 2, 1998. During the six months ended June 30, 1998, 108,927 shares of Class B common stock were converted into 108,927 shares of common stock, and 6,007 shares of $1.40 convertible preferred stock were converted into 89,193 shares of common stock and 113,701 shares of Class B common stock. In addition, 96,137 shares of common stock were issued upon exercise of stock options. During the six month period, 186,400 shares of common stock were purchased by Chris-Craft, all of which were held in treasury at June 30, 1998. As of June 30, 1998, 1,041,102 shares of common stock and 12,899 shares of $1.00 prior preferred stock remained authorized for purchase.

     As of June 30, 1998, shares of Chris-Craft's authorized but unissued common stock were reserved for issuance as follows:

                                                        Shares
                                                      ----------
    Conversion of Class B common stock                 8,172,460
    Conversion of $1.40 convertible preferred stock    8,148,148*
    Stock options (including options
      outstanding for 1,316,412 shares)                2,955,305
                                                      ----------
                                                      19,275,913
                                                      ==========
         *Including Class B common shares.

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

                                      Three Months    Six Months
                                     Ended June 30,  Ended June 30,
                                   ---------------- ---------------
                                     1998     1997    1998    1997
                                   -------- ------- ------- -------
Net income                         $12,122  $10,031 $13,892 $85,190

Other comprehensive income (loss),
  net of taxes and minority
  interests                           (717)   3,422   6,713     652
                                   -------  ------- ------- -------
Comprehensive income               $11,405  $13,453 $20,605 $85,842
                                   =======  ======= ======= =======


6.   CAPITAL TRANSACTIONS OF SUBSIDIARIES:

     Since April 1990, BHC's Board of Directors has authorized the purchase of up to 7,081,087 Class A common shares. Through June 30, 1998, 6,891,790, shares were purchased, including 226,503 shares from UTV, for a total cost of $516.1 million, including $62.5 million in the first six months of 1998. From 1993 through June 30, 1998, UTV purchased 1,454,376 of its common shares at an aggregate cost of $94.1 million, including $7.0 million for the first six months of 1998, and $2.4 million in the first six months of 1997.

     Such purchases, together with proceeds from the exercise of UTV stock options and BHC's special $1.00 per share dividend, in both periods, are reflected in capital transactions of subsidiaries in the accompanying condensed consolidated statements of cash flows, net of intercompany eliminations.

7.   COMMITMENTS AND CONTINGENCIES:

     Commitments of Chris-Craft's television stations for film contracts entered into but not available for broadcasting at June 30, 1998 aggregated approximately $292.9 million, including $95.4 million applicable to UTV. BHC also has a remaining commitment to invest over time up to $24.8 million of which $14.8 million is to be invested in management buyout limited partnerships, including $11.0 million applicable to UTV.

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


8.   EARNINGS PER SHARE:

     Computations of earnings per share, all of which give retroactive effect to the April 1998 3% stock dividend, are as follows (in thousands of dollars except per share amounts):



                                       Three Months               Six Months
                                       Ended June 30,           Ended June 30,
                                  ----------------------  ----------------------
                                     1998        1997        1998        1997
                                  ----------  ----------  ----------  ----------
BASIC:
------
Weighted average common and Class
  B common shares outstanding     32,528,662  32,443,605  32,514,234  32,379,803
                                  ==========  ==========  ==========  ==========


Net income                        $   12,122  $   10,031  $   13,892  $   85,190
Less:  Preferred stock dividend         (102)       (105)       (207)       (210)
                                  ----------  ----------  ----------  ----------
Income available to common
  shareholders                    $   12,020  $    9,926  $   13,685  $   84,980
                                  ==========  ==========  ==========  ==========
Basic earnings per share          $      .37  $      .31  $      .42  $     2.62
                                  ==========  ==========  ==========  ==========
DILUTED:
--------
Weighted average common and Class
  B common shares outstanding     32,528,662  32,443,605  32,514,234  32,379,803
Assumed conversion of $1.40
  preferred stock                  8,287,037   8,390,602   8,311,048   8,409,584
Assumed exercise of stock options    329,603     321,819     347,061     338,994
                                  ----------  ----------  ----------  ----------
Total shares used in computation  41,145,302  41,156,026  41,172,343  41,128,381
                                  ==========  ==========  ==========  ==========

Income available to common
  shareholders                    $   12,020  $    9,926  $   13,685  $   84,980
Convertible preferred stock
  dividend                                84          86         170         173
Dilution of UTV net income from
  UTV stock options                      (26)        (33)        (40)        (66)
                                  ----------- ----------  ----------  ----------
                                  $   12,078  $    9,979  $   13,815  $   85,087
                                  ==========  ==========  ==========  ==========
Diluted earnings per share        $      .29  $      .24  $      .34  $     2.07
                                  ==========  ==========  ==========  ==========

Page 11
                      CHRIS-CRAFT INDUSTRIES, INC.
                      ----------------------------
              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
              --------------------------------------------
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           ------------------------------------------------

Liquidity and Capital Resources
-------------------------------

Chris-Craft's financial position is strong and highly liquid.
Consolidated cash and marketable securities totalled $1.38 billion at June 30, 1998, and Chris-Craft has no debt outstanding. Chris-
Craft's 79.9% owned television broadcasting subsidiary, BHC
Communications, Inc., has expended significant funds developing United Paramount Network since UPN's inception in 1994, but cash flow provided from BHC's operating activities has exceeded such BHC funding of UPN.

Chris-Craft's operating cash flow is generated primarily by the Television Division's core television station group. Broadcast cash flow reflects station operating income plus depreciation and film contract amortization less film contract payments. The relationship between film contract payments and related amortization may vary greatly between periods (payments exceeded amortization by $9.2 million in the first six months of 1998 and by $1.2 million in the corresponding 1997 period), and is dependent upon the mix of programs aired and payment terms of the stations' contracts. Reflecting such amounts, broadcast cash flow in the first six months of 1998 declined 15%, while station earnings declined only 3%, as explained below. Although broadcast cash flow is often used in the broadcast television industry as an ancillary measure, it is not synonymous with operating cash flow computed in accordance with generally accepted accounting principles, and should not be considered alone or as a substitute for measures of performance computed in accordance with generally accepted accounting principles.

Chris-Craft's cash flow additionally reflects earnings associated with its cash and marketable securities, most of which are held by BHC. Consolidated cash and marketable securities declined to $1.38 billion at June 30, 1998, from $1.50 billion at December 31, 1997. Such decline primarily reflects the $80.3 million television station acquisition, described below, as well as BHC treasury stock purchases. Operating cash flow for the first six months of 1998 rose to $71.1 million from $67.3 million, despite the decline in broadcast cash flow, primarily because the 1997 amount includes income tax payments related to the UPN distribution described below (the distribution is reported as a cash flow from investing activities).

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

Since April 1990, BHC's Board of Directors has authorized the purchase of up to 7,081,087 Class A common shares. Through June 30, 1998, 6,891,790 shares were purchased, including 226,503 shares from UTV, for a total cost of $516.1 million, including $62.5 million in 1998. From 1993 through March 31, 1998, UTV purchased 1,454,376 of its common shares at an aggregate cost of $94.1 million, of which $7.0 million was expended in the first six months of 1998, and, at June 30, 1998, 729,649 UTV shares remained authorized for purchase.

In January 1998, United Television, Inc., BHC's 58.6% owned subsidiary, purchased the assets of UHF television station WHSW, Channel 24, in Baltimore, Maryland for $80.3 million in cash. The station's call letters were changed to WUTB and the station became a UPN affiliate. UTV has signed a definitive agreement to purchase the assets of WRBW in Orlando, Florida, for approximately $60 million and possible future consideration. UTV expects to use a portion of available cash and marketable securities balances to complete this transaction, which is subject to Federal Communications Commission approval, as well as satisfaction of certain conditions. Chris-Craft intends to further expand its operations in the media, entertainment and communications industries and to explore business opportunities in other industries. Chris-Craft believes it is capable of raising significant additional capital to augment its already substantial financial resources, if desired, to fund such additional expansion.

In July 1994, BHC, along with Viacom Inc.'s Paramount Television Group, formed UPN, a fifth broadcast television network which premiered in January 1995. BHC owned 100% of UPN from its inception through January 15, 1997, when Viacom completed the exercise of its option to acquire a 50% interest in UPN. The purchase price included $155 million in cash (an amount equal to one-half of BHC's aggregate cash contributions to UPN through the exercise date, plus interest), additional cash available for ongoing UPN expenditures, as well as a non-cash contribution of UPN development costs previously incurred by Viacom. UPN distributed $116.3 million to BHC following the closing, and BHC recorded a net pretax gain of $152.2 million on the transaction in the first quarter of 1997. BHC and Viacom now share equally in UPN losses and funding requirements. UPN, still in its early development, incurred start-up losses of $170.2 million in 1997, $146.3 million in 1996 and $129.3 million in 1995, and is expected for the next several years to continue to incur substantial start-up losses and to require significant funding. BHC funding of UPN totalled $44.3 million in the first six months of 1998.

Chris-Craft's television stations make commitments for programming that will not be available for telecasting until future dates. At June 30, 1998, commitments for such programming totalled approximately $292.9 million, including $95.4 million applicable to UTV. BHC also has a remaining commitment to invest over time up to $24.8 million, of which $14.8 million is to be invested in management buyout limited partnerships, including $11.0 million applicable to UTV. Chris-Craft capital expenditures generally have not been material in relation to its financial position, and the related capital expenditure commitments at June 30, 1998 (including any related to UPN) were not material. Chris-Craft currently expects that during 1998 some of its stations will begin converting to digital television. This conversion will require the purchase of digital transmitting equipment to telecast over newly assigned frequencies. This conversion is expected to take place over a number of years and will proceed as market conditions require. Chris-Craft expects that its expenditures for UPN, future film contract commitments and capital requirements for its present business, including the cost to convert to digital television, will be satisfied primarily from operations, marketable securities or cash balances.

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

Results of Operations
---------------------

Chris-Craft net income in the second quarter of 1998 increased to $12,122,000, or $.37 per share ($.29 per share diluted),from net income in last year's period of $10,031,000, or $.31 per share ($.24 per share diluted). A 16% increase in operating income and a reduction in Chris-Craft's effective income tax rate more than offset an increase in the amount of United Paramount Network start-up losses recorded by BHC.

Net income for the first six months of 1998 declined to $13,892,000, or $.42 per share ($.34 per share diluted), from net income in last year's corresponding period of $85,190,000, or $2.62 per share ($2.07 per share diluted), primarily reflecting the 1997 first quarter gain of $152,224,000 recorded on the transaction with Viacom set forth above through which BHC reduced its UPN ownership interest to its current 50% from 100%.

Operating revenues and operating income for the second quarter and six month periods ended June 30, 1998 and 1997 are as follows (in thousands):

                        Operating Revenues          Operating Income
                        ------------------         ------------------
                          1998      1997             1998      1997
                        --------  --------         --------  --------
Second Quarter
  Television Division   $120,500  $118,835         $ 37,512  $ 36,724
  Industrial Division      5,185     5,124              865       635
  Corporate and other       -         -              (3,889)   (7,613)
                        --------  --------         --------  --------
                        $125,685  $123,959         $ 34,488  $ 29,746
                        ========  ========         ========  ========

Six Months
  Television Division   $220,075  $219,953         $ 54,041  $ 57,358
  Industrial Division     10,584    10,478            1,814     1,375
  Corporate and other       -         -             (12,027)  (11,462)
                        --------  --------         --------  --------
                        $230,659  $230,431         $ 43,828  $ 47,271
                        ========  ========         ========  ========

Operating income in the quarter rose 16%, to $34,488,000 from $29,746,000, primarily due to a decline in expense associated with stock price based retirement plans, most of which decline is reflected in the reduction in corporate office expense. Operating income for the six months declined 7%, to $43,828,000 from $47,271,000, due mostly to a 6% decline in Television Division operating income.

Television Division operating income rose 2% in the second quarter, to $37,512,000 from $36,724,000. While earnings at the Division's core television station group declined slightly, to $40,017,000 from $40,694,000, that small decline was more than offset by an increase in earnings at the Division's production subsidiaries. Station operating revenues increased to $118,007,000 from $116,501,000, primarily due to WUTB, the Division's recently acquired Baltimore station.

Television Division operating income for the first six months of 1998 declined 6%, to $54,041,000 from $57,358,000, primarily reflecting lower station earnings and WUTB goodwill amortization. Station earnings for the period declined 3%, to $60,241,000 from $62,244,000 last year, mainly due to the year to date loss at WUTB. Station operating revenues for the first six months of 1998 were virtually unchanged, $215,631,000 compared to last year's $215,744,000.

Industrial Division operating income increased 36% in the second quarter, to $865,000 from $635,000, and increased 32% in the six months, to $1,814,000 from $1,375,000. The Division's profit margins have improved significantly.

UPN's loss widened in 1998, due in part to mid-season launch costs. BHC's 50% share of such loss, which is recorded under the equity method of accounting, was $22,471,000 in the second quarter, compared to last year's $16,404,000, and totalled $42,381,000 in the six month period, compared to last year's $34,302,000.

Interest and other income, which consists mostly of amounts earned on Chris-Craft's consolidated cash and marketable securities holdings, totalled $20,013,000 in the second quarter, compared to $20,374,000 last year, and totalled $39,724,000 in the six month period, compared to $39,659,000 last year.

Chris-Craft's effective income tax rate declined to 38% in 1998 from 41% in 1997, reflecting the recognition of certain income tax credits.

Minority interest reflects the interest of shareholders other than Chris-Craft in the net income of BHC, 79.9% owned by Chris-Craft at June 30,1998 and 77.3% owned by Chris-Craft at June 30, 1997, and the interest of shareholders other than BHC in the net income of UTV, 58.6% owned by BHC at June 30, 1998 and 58.8% owned by BHC at June 30, 1997.

    ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    ------------------------------------------------------------------

Not applicable.

Page 16
                    CHRIS-CRAFT INDUSTRIES, INC.
                    ----------------------------
                     PART II. OTHER INFORMATION
                     --------------------------

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

     The following matters were submitted to a vote of security holders at the Registrant's annual meeting of stockholders which was held on May 5, 1998.

     The following were elected directors, each receiving the number of votes set opposite his name:
                                                               Broker
                                For               Withheld   Non-votes
                                ---               --------   ---------
John C. Bogle                122,923,410           518,962       -0-
T. Chandler Hardwick, III    122,943,176           499,196       -0-
David F. Linowes             122,937,340           505,032       -0-
Herbert J. Siegel            122,846,577           595,795       -0-



     The selection of Price Waterhouse LLP as Chris-Craft's auditors for the current year was ratified by the following vote:

                                                              Broker
         For             Against            Abstain          Non-votes
         ---             -------            -------          ---------
     123,178,613          70,029            193,730             -0-

Item 5.   Other Information
          -----------------

     The persons named on the form of proxy to be mailed in connection with the solicitation of proxies on behalf of the Registrant's Board of Directors for the Registrant's 1999 annual stockholders meeting will vote in their own discretion on any matter as to which the Registrant shall not have received notice by February 10, 1999.


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

Date:  August 12, 1998

Page 18
                          EXHIBIT INDEX


Incorporated by
Reference to:        Exhibit No.              Exhibit
-------------        -----------              -------

                        27           Financial Data Schedule