Form 10-Q
period 1998-09-30
CHRIS CRAFT INDUSTRIES INC
filed 1998-11-12
CIK 20067

Page 1
           SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549
                       FORM 10-Q
(MARK ONE)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1998
                               --------------------------------
                            OR
/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

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

As of October 31, 1998 there were 24,483,731 shares of the issuer's Common Stock outstanding and 8,041,371 shares of the issuer's Class B Common Stock outstanding.

Page 2

                             PART I -- FINANCIAL INFORMATION
                              ITEM 1. FINANCIAL STATEMENTS
                              CHRIS-CRAFT INDUSTRIES, INC.
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands of dollars)
                                       (UNAUDITED)
                          -------------------------------------

                                                      September 30, December 31,
                                                          1998          1997
                                                      ------------  ------------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                           $   303,206    $   290,009
  Marketable securities (substantially
    all U.S. Government securities)                     1,096,253      1,211,920
  Accounts receivable, net                                 75,032         89,472
  Film contract rights                                    115,637         95,859
  Prepaid expenses and other current assets                55,681         62,254
                                                      -----------    -----------
    Total current assets                                1,645,809      1,749,514
                                                      -----------    -----------
INVESTMENTS                                                75,037         50,130
                                                      -----------    -----------
FILM CONTRACT RIGHTS, less current portion                 32,564         26,118
                                                      -----------    -----------
PROPERTY AND EQUIPMENT, net                                49,643         47,402
                                                      -----------    -----------
INTANGIBLE ASSETS                                         431,212        339,792
                                                      -----------    -----------
OTHER ASSETS                                               14,671         13,473
                                                      -----------    -----------
                                                      $ 2,248,936    $ 2,226,429
                                                      ===========    ===========

      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Page 3

                              CHRIS-CRAFT INDUSTRIES, INC.
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands of dollars)
                                       (UNAUDITED)
                          -------------------------------------
                                                      September 30,  December 31,
                                                          1998           1997
                                                      ------------   ------------
LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
CURRENT LIABILITIES:
  Film contracts payable within one year              $   101,580    $    98,033
  Accounts payable and accrued expenses                   132,600        131,869
  Income taxes payable                                     44,560         33,056
                                                      -----------    -----------
    Total current liabilities                             278,740        262,958
                                                      -----------    -----------
FILM CONTRACTS PAYABLE AFTER ONE YEAR                      73,186         70,934
                                                      -----------    -----------
OTHER LIABILITIES                                          23,567         25,089
                                                      -----------    -----------
MINORITY INTEREST                                         471,547        484,268
                                                      -----------    -----------
SHAREHOLDERS' INVESTMENT:
  Prior preferred stock - $1.00 dividend;
    currently authorized 73,399 shares;
    outstanding 73,399 shares                               1,578          1,578
  Convertible preferred stock - $1.40 dividend;
    currently authorized 240,567 shares;
    outstanding 240,567 and 246,601 shares                  4,210          4,315
  Class B common stock - par value $.50 per share;
    authorized 50,000,000 shares; outstanding
    8,071,327 and 7,930,384 shares                          4,036          3,965
  Common stock - par value $.50 per share;
    authorized 100,000,000 shares; outstanding
    24,816,917 and 23,652,015 shares                       13,199         12,617
  Capital surplus                                         392,821        343,956
  Retained earnings                                       992,111      1,010,384
  Treasury stock, at cost                                 (16,902)          -
  Increase to reflect marketable securities
   at fair value                                           10,843          6,365
                                                      -----------    -----------
                                                        1,401,896      1,383,180
                                                      -----------    -----------
                                                      $ 2,248,936    $ 2,226,429
                                                      ===========    ===========

      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Page 4

                            CHRIS-CRAFT INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (In thousands of dollars except per share data)
                                    (UNAUDITED)
                  -----------------------------------------------
                                       Three Months            Nine Months
                                   Ended September 30,     Ended September 30,
                                 ----------------------  ----------------------
                                    1998        1997        1998        1997
                                 ----------  ----------  ----------  ----------
OPERATING REVENUES               $  107,352  $  110,907  $  338,011  $  341,338
                                 ----------  ----------  ----------  ----------
OPERATING EXPENSES:
  Expenses directly associated
    with revenues                    55,143      57,400     165,293     167,433
  Selling, general and
    administrative                   27,570      34,698     104,251     107,825
                                 ----------  ----------  ----------  ----------
                                     82,713      92,098     269,544     275,258
                                 ----------  ----------  ----------  ----------
    Operating income                 24,639      18,809      68,467      66,080
                                 ----------  ----------  ----------  ----------
OTHER INCOME (EXPENSE):
  Interest and other income, net     19,983      20,558      59,707      60,217
  Equity in United Paramount
    Network loss                    (10,438)    (19,579)    (52,819)    (53,881)
  Gain on change of ownership
    in United Paramount Network        -           -           -        152,224
                                 ----------  ----------  ----------  ----------
                                      9,545         979       6,888     158,560
                                 ----------  ----------  ----------  ----------
    Income before income taxes
     and minority interest           34,184      19,788      75,355     224,640

INCOME TAX PROVISION                 13,000       9,100      28,500      92,100
                                 ----------  ----------  ----------  ----------
    Income before minority
     interest                        21,184      10,688      46,855     132,540

MINORITY INTEREST                    (6,679)     (6,164)    (18,458)    (42,826)
                                 ----------  ----------  ----------  ----------
    Net income                   $   14,505  $    4,524  $   28,397  $   89,714
                                 ==========  ==========  ==========  ==========
Earnings per share:
  Basic                          $      .44  $      .14  $      .86  $     2.76
                                 ==========  ==========  ==========  ==========
  Diluted                        $      .35  $      .11  $      .69  $     2.17
                                 ==========  ==========  ==========  ==========

        The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Page 5

                                 CHRIS-CRAFT INDUSTRIES, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In thousands of dollars)
                                          (UNAUDITED)
                       -----------------------------------------------
                                                                Nine Months
                                                            Ended September 30,
                                                            --------------------
                                                               1998       1997
                                                            ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                 $  28,397  $  89,714
 Adjustments to reconcile net income to net
  cash provided from operating activities:
    Film contract payments                                    (75,654)   (73,734)
    Film contract amortization                                 61,506     68,660
    Prepaid broadcast rights                                     -        21,114
    Depreciation and other amortization                        16,356     14,656
    Equity in United Paramount Network loss                    52,819     53,881
    Gain on change of ownership in United
      Paramount Network                                          -      (152,224)
    Minority interest                                          18,458     42,826
    Other                                                      (2,292)     3,538
    Changes in assets and liabilities:
      Accounts receivable                                      14,440     10,563
      Other assets                                                834     (9,826)
      Accounts payable and other liabilities                   (3,964)    13,998
      Income taxes                                              9,300     24,527
                                                            ---------  ---------
          Net cash provided from operating activities         120,200    107,693
                                                            ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Station acquisition (includes $77,668 of intangibles)        (80,280)      -
 Distribution from United Paramount Network                      -       116,261
 Disposition (purchase) of marketable securities, net         128,648    (74,284)
 Investment in United Paramount Network                       (57,000)   (26,235)
 Other investments                                            (21,663)    (4,904)
 Capital expenditures, net                                     (7,717)    (6,079)
 Other                                                         (1,347)    (1,766)
                                                            ---------  ---------
          Net cash (used in) provided from
            investing activities                              (39,359)     2,993
                                                            ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Capital transactions of subsidiaries                         (54,410)   (63,430)
 Purchases of treasury stock                                  (17,552)   (12,576)
 Proceeds from option exercises                                 4,713     11,526
 Other                                                           (395)      (402)
                                                            ---------  ---------
          Net cash used in financing activities               (67,644)   (64,882)
                                                            ---------  ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                      13,197     45,804

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                290,009    147,683
                                                            ---------  ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $ 303,206  $ 193,487
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

Page 6
                       CHRIS-CRAFT INDUSTRIES, INC.
                       ----------------------------
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          ----------------------------------------------------

1.   PRINCIPLES OF CONSOLIDATION:

     The accompanying condensed consolidated financial statements include the accounts of Chris-Craft Industries, Inc. and its subsidiaries, including Chris-Craft's majority owned (79.9% at September 30, 1998) television broadcasting subsidiary, BHC Communications, Inc., and BHC's majority owned (58.6% at September 30,
1998) subsidiary, United Television, Inc. (UTV). The pro rata interests of BHC and UTV minority shareholders in the net income of the respective companies are reflected in minority interest in the accompanying condensed consolidated statements of income. The minority shareholders' interests in the net assets of BHC and UTV are reflected as minority interest in the accompanying condensed consolidated balance sheets. Intercompany accounts and transactions have been eliminated.

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

     At September 30, 1998, Chris-Craft's marketable securities, which consisted substantially of U.S. Government securities, had a cost of $1,073,400,000 and a fair value of $1,096,253,000. The difference of $22,853,000 ($10,843,000, net of income taxes and minority interests) is reflected as an increase to shareholders' investment in the accompanying condensed consolidated balance sheet. Of the investments in U.S. Government securities, 97% mature within one year and all within two years.

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

     UPN has been organized as a partnership, and BHC's partnership interest is accounted for under the equity method. The carrying value of such interest totalled $5,293,000 at September 30, 1998 and $1,112,000 at December 31, 1997, and is included in Investments in the accompanying condensed consolidated balance sheets. UPN is still in its early development and is expected to continue to incur significant start-up losses and to require significant funding for the next several years. However, Chris-Craft believes that the funds from the Viacom option exercise will substantially offset BHC's aggregate UPN funding for 1997 and 1998.

     UPN's condensed statements of operations are as follows (in thousands):
                                Three Months          Nine Months
                            Ended September 30,   Ended September 30,
                            -------------------   -------------------
                               1998      1997       1998      1997
                            --------- ---------   --------- ---------
     Operating revenues*    $  19,012 $  21,987   $  66,808 $  54,896
     Operating expenses*       40,266    61,358     173,623   159,323
                            --------- ---------   --------- ---------
         Operating loss       (21,254)  (39,371)   (106,815) (104,427)
     Other income, net            379       213       1,177     1,327
                            --------- ---------   --------- ---------
         Net loss           $ (20,875)$ (39,158)  $(105,638)$(103,100)
                            ========= =========   ========= =========
     * With respect to certain of its programming, through August 31, 1997 UPN derived no revenue and incurred no programming expense.

4.   SHAREHOLDERS' INVESTMENT:

     Chris-Craft paid 3% stock dividends on its common and Class B common stock in the respective shares of such classes on April 2, 1998. During the nine months ended September 30, 1998, 210,060 shares of Class B common stock were converted into 210,060 shares of common stock, and 6,034 shares of $1.40 convertible preferred stock were converted into 90,108 shares of common stock and 113,701 shares of Class B common stock. In addition, 163,695 shares of common stock, including 7,396 shares held in treasury, were issued upon exercise of stock options and 7,396 shares of common stock were received in partial payment of option exercises. During the nine month period, 335,900 shares of common stock were purchased by Chris-Craft, all of which were held in treasury at September 30, 1998. As of September 30, 1998, 891,602 shares of common stock and 12,899 shares of $1.00 prior preferred stock remained authorized for purchase.

     As of September 30, 1998, shares of Chris-Craft's authorized but unissued common stock were reserved for issuance as follows:

                                                        Shares
                                                      ----------
    Conversion of Class B common stock                 8,071,327
    Conversion of $1.40 convertible preferred stock    8,147,234*
    Stock options (including options
      outstanding for 1,248,854 shares)                2,887,747
                                                      ----------
                                                      19,106,308
                                                      ==========
         *Including Class B common shares.

5.   COMPREHENSIVE INCOME:

     Effective January 1, 1998, Chris-Craft adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Other comprehensive income (loss) includes only unrealized gains and losses on marketable securities classified as available-for-sale (see Note 2), net of a reclassification adjustment for gains (losses) included in net income. Comprehensive income is as follows (in thousands):
                                     Three Months     Nine Months
                                        Ended            Ended
                                     September 30,   September 30,
                                   ---------------- ---------------
                                     1998     1997    1998    1997
                                   -------- ------- ------- -------
Net income                         $14,505  $ 4,524 $28,397 $89,714

Other comprehensive income (loss),
  net of taxes and minority
  interests                         (2,235)     770   4,478   1,422
                                   -------  ------- ------- -------
Comprehensive income               $12,270  $ 5,294 $32,875 $91,136
                                   =======  ======= ======= =======

6.   CAPITAL TRANSACTIONS OF SUBSIDIARIES:

     Since April 1990, BHC's Board of Directors has authorized the purchase of up to 7,081,087 Class A common shares. Through September 30, 1998, 6,891,790, shares were purchased, including 226,503 shares from UTV, for a total cost of $516.1 million, including $62.5 million in the first nine months of 1998. From 1993 through September 30, 1998, UTV purchased 1,454,376 of its common shares at an aggregate cost of $94.1 million, including $7.0 million for the first nine months of 1998, and $2.4 million in the first nine months of 1997.

     Such purchases, together with proceeds from the exercise of UTV stock options and BHC's special $1.00 per share dividend, in both periods, are reflected in capital transactions of subsidiaries in the accompanying condensed consolidated statements of cash flows, net of intercompany eliminations.

7.   COMMITMENTS AND CONTINGENCIES:

     Commitments of Chris-Craft's television stations for film contracts entered into but not available for broadcasting at September 30, 1998 aggregated approximately $329.6 million, including $83.5 million applicable to UTV. BHC also has a remaining commitment to invest over time up to $24.8 million, of which $14.8 million is to be invested in management buyout limited partnerships, including $11.0 million applicable to UTV.

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

8.   EARNINGS PER SHARE:

     Computations of earnings per share, all of which give retroactive effect to the April 1998 3% stock dividend, are as follows (in thousands of dollars except per share amounts):

                                       Three Months            Nine Months
                                    Ended September 30,     Ended September 30,
                                  ----------------------  ----------------------
                                     1998        1997        1998        1997
                                  ----------  ----------  ----------  ----------
BASIC:
------
Weighted average common and Class
  B common shares outstanding     32,598,026  32,555,874  32,542,165  32,438,493
                                  ==========  ==========  ==========  ==========


Net income                        $   14,505  $    4,524  $   28,397  $   89,714
Less:  Preferred stock dividend         (103)       (105)       (310)       (315)
                                  ----------  ----------  ----------  ----------
Income available to common
  shareholders                    $   14,402  $    4,419  $   28,087  $   89,399
                                  ==========  ==========  ==========  ==========
Basic earnings per share          $      .44  $      .14  $      .86  $     2.76
                                  ==========  ==========  ==========  ==========
DILUTED:
--------
Weighted average common and Class
  B common shares outstanding     32,598,026  32,555,874  32,542,165  32,438,493
Assumed conversion of $1.40
  preferred stock                  8,146,997   8,378,917   8,256,387   8,399,362
Assumed exercise of stock options    211,945     379,135     302,022     352,374
                                  ----------  ----------  ----------  ----------
Total shares used in computation  40,956,968  41,313,926  41,100,574  41,190,229
                                  ==========  ==========  ==========  ==========

Income available to common
  shareholders                    $   14,402  $    4,419  $   28,087  $   89,399
Convertible preferred stock
  dividend                                85          87         255         260
Dilution of UTV net income from
  UTV stock options                      (20)        (32)        (60)        (98)
                                  ----------- ----------  ----------  ----------
                                  $   14,467  $    4,474  $   28,282  $   89,561
                                  ==========  ==========  ==========  ==========
Diluted earnings per share        $      .35  $      .11  $      .69  $     2.17
                                  ==========  ==========  ==========  ==========

Page 11
                      CHRIS-CRAFT INDUSTRIES, INC.
                      ----------------------------
              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
              --------------------------------------------
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            ------------------------------------------------

Liquidity and Capital Resources
-------------------------------

Chris-Craft's financial position is strong and highly liquid. Consolidated cash and marketable securities totalled $1.40 billion at September 30, 1998, and Chris-Craft has no debt outstanding. Chris-Craft's 79.9% owned television broadcasting subsidiary, BHC Communications, Inc., has expended significant funds developing United Paramount Network since UPN's inception in 1994, but cash flow provided from BHC's operating activities has exceeded such BHC funding of UPN.

Chris-Craft's operating cash flow is generated primarily by the Television Division's core television station group. Broadcast cash flow reflects station operating income plus depreciation and film contract amortization less film contract payments. The relationship between film contract payments and related amortization may vary greatly between periods (payments exceeded amortization by $14.1 million in the first nine months of 1998 and by $5.1 million in the corresponding 1997 period), and is dependent upon the mix of programs aired and payment terms of the stations' contracts. Reflecting such amounts, broadcast cash flow in the first nine months of 1998 declined 14.3%, while station earnings declined only 5%, as explained below. Although broadcast cash flow is often used in the broadcast television industry as an ancillary measure, it is not synonymous with operating cash flow computed in accordance with generally accepted accounting principles, and should not be considered alone or as a substitute for measures of performance computed in accordance with generally accepted accounting principles.

Chris-Craft's cash flow additionally reflects earnings associated with its cash and marketable securities, most of which are held by BHC. Consolidated cash and marketable securities declined to $1.40 billion at September 30, 1998, from $1.50 billion at December 31, 1997. Such decline occurred despite an increase in operating cash flow, primarily due to the $80.3 million television station acquisition, described below, UPN funding and treasury stock purchases by Chris-Craft and BHC. Operating cash flow for the first nine months of 1998 rose to $120.2 million from $107.7 million, despite the decline in broadcast cash flow, primarily because the 1997 amount includes income tax payments related to the UPN distribution described below (the distribution is reported as a cash flow from investing activities).

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

Since April 1990, BHC's Board of Directors has authorized the purchase of up to 7,081,087 Class A common shares. Through September 30, 1998, 6,891,790 shares were purchased, including 226,503 shares from UTV, for a total cost of $516.1 million, including $62.5 million in 1998. From 1993 through September 30, 1998, UTV purchased 1,454,376 of its common shares at an aggregate cost of $94.1 million, of which $7.0 million was expended in the first nine months of 1998, and, at September 30, 1998, 729,649 UTV shares remained authorized for purchase.

In January 1998, UTV purchased the assets of UHF television station WHSW, Channel 24, in Baltimore, Maryland for $80.3 million in cash. The station's call letters were changed to WUTB and the station became a UPN affiliate. UTV has signed a definitive agreement to purchase the assets of WRBW in Orlando, Florida, for approximately $60 million and possible future consideration. UTV expects to use a portion of available cash and marketable securities balances to complete this transaction, which is subject to Federal Communications Commission approval, as well as satisfaction of certain conditions. Chris-Craft intends to further expand its operations in the media, entertainment and communications industries and to explore business opportunities in other industries. Chris-Craft believes it is capable of raising significant additional capital to augment its already substantial financial resources, if desired, to fund such additional expansion.

In July 1994, BHC, along with Viacom Inc.'s Paramount Television Group, formed UPN, a fifth broadcast television network which premiered in January 1995. BHC owned 100% of UPN from its inception through January 15, 1997, when Viacom completed the exercise of its option to acquire a 50% interest in UPN. The purchase price included $155 million in cash (an amount equal to one-half of BHC's aggregate cash contributions to UPN through the exercise date, plus interest), additional cash available for ongoing UPN expenditures, as well as a non-cash contribution of UPN development costs previously incurred by Viacom. UPN distributed $116.3 million to BHC following the closing, and BHC recorded a net pretax gain of $152.2 million on the transaction in the first quarter of 1997. BHC and Viacom now share equally in UPN losses and funding requirements. UPN, still in its early development, incurred start-up losses of $170.2 million in 1997, $146.3 million in 1996 and $129.3 million in 1995, and is expected for the next several years to continue to incur substantial start-up losses and to require significant funding. BHC funding of UPN totalled $57.0 million in the first nine months of 1998.

Chris-Craft's television stations make commitments for programming that will not be available for telecasting until future dates. At September 30, 1998, commitments for such programming totalled approximately $329.6 million, including $83.5 million applicable to UTV. BHC also has a remaining commitment to invest over time up to $24.8 million, of which $14.8 million is to be invested in management buyout limited partnerships, including $11.0 million applicable to UTV. Chris-Craft capital expenditures generally have not been material in relation to its financial position, and the related capital expenditure commitments at September 30, 1998 (including any related to UPN) were not material. During 1998, Chris-Craft began the process of converting its stations to digital television. This conversion will require the purchase of digital transmitting equipment to telecast over newly assigned frequencies. This conversion is expected to take place over a number of years and will proceed as market conditions require. Chris-Craft expects that its expenditures for UPN, future film contract commitments and capital requirements for its present business, including the cost to convert to digital television, will be funded primarily from operations, marketable securities or cash balances.

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

Results of Operations
---------------------

Chris-Craft net income in the third quarter of 1998 increased to $14,505,000, or $.44 per share ($.35 per share diluted), from net income in last year's period of $4,524,000, or $.14 per share ($.11 per share diluted). The increase in net income primarily reflects differences between the two periods in amounts associated with stock price based retirement plan expense, and differences in the timing of expenses incurred by UPN, which resulted in the network's posting a lower loss than in last year's third quarter. UPN, which is 50% owned by BHC, incurred the significant expenses of its fall schedule launch in this year's fourth quarter, but incurred comparable expenses last year in the third quarter.

Net income for the first nine months of 1998 declined to $28,397,000, or $.86 per share ($.69 per share diluted), from net income in last year's corresponding period of $89,714,000, or $2.76 per share ($2.17 per share diluted), primarily reflecting the 1997 first quarter gain of $152,224,000 recorded on the transaction through which BHC reduced its UPN ownership interest to its current 50% from 100%.

Operating revenues and operating income for the third quarter and nine month periods ended September 30, 1998 and 1997 are as follows (in thousands):

                        Operating Revenues          Operating Income
                        ------------------         ------------------
                          1998      1997             1998      1997
                        --------  --------         --------  --------
Third Quarter
  Television Division   $102,794  $105,998         $ 23,825  $ 23,959
  Industrial Division      4,558     4,909              366       599
  Corporate and other       -         -                 448    (5,749)
                        --------  --------         --------  --------
                        $107,352  $110,907         $ 24,639  $ 18,809
                        ========  ========         ========  ========

Nine Months
  Television Division   $322,869  $325,951         $ 77,866  $ 81,317
  Industrial Division     15,142    15,387            2,180     1,974
  Corporate and other       -         -             (11,579)  (17,211)
                        --------  --------         --------  --------
                        $338,011  $341,338         $ 68,467  $ 66,080
                        ========  ========         ========  ========

Operating income in the quarter rose to $24,639,000, from last year's $18,809,000. This year's third quarter decline in the market price of Chris-Craft common stock, coupled with its market price increase in last year's third quarter, produced a favorable swing of approximately $9.4 million in amounts recorded for stock price based retirement plans. Operating income for the nine months increased to $68,467,000 from $66,080,000, as the favorable difference in amounts recorded for stock price based retirement plans, approximately $9.0 million between the nine month periods, was substantially offset by Television Division results.

Television Division operating income in the quarter totalled $23,825,000, just below last year's $23,959,000. Higher income at BHC's production subsidiaries offset a decline in station earnings. Station earnings declined 8%, to $26,302,000 from $28,487,000, and, excluding station amounts associated with stock price based retirement plan expense, declined 17%. Station operating revenues, including those of WUTB, declined 3%, to $100,703,000 from $103,829,000. Same station revenues in the quarter declined 5%.

For the first nine months of 1998, Television Division operating income declined 4%, to $77,866,000 from $81,317,000, as a decline in station earnings and WUTB goodwill amortization were only partially offset by higher earnings at BHC's television production subsidiaries. Station earnings for the period declined 5%, to $86,543,000 from $90,731,000, and declined 8% excluding amounts associated with stock price based retirement plans. Total station operating revenues declined 1%, to $316,334,000 from $319,573,000, and same station revenues for the period declined 2%.

Operating income at the Industrial Division declined in the third quarter, to $366,000 from $599,000. The decline reflects certain legal expenses and a 7% decline in operating revenues. The Division's nine month operating income rose 10%, to $2,180,000 from $1,974,000, as operating revenues for the period declined 2% and overall profit margins improved.

UPN's third quarter loss declined substantially from last year's, primarily due to UPN's delaying the premiere of its fall schedule to early October. BHC's 50% share of such loss totalled $10,438,000, compared to last year's $19,579,000. BHC's share of UPN's year to date loss totalled $52,819,000 compared to last year's $53,881,000, as higher UPN losses for the first nine months of 1998, attributable in part to mid-season programming changes, were offset by the effect of the differing launch dates of UPN's fall schedule.

Interest and other income, which consists mostly of amounts earned on Chris-Craft's consolidated cash and marketable securities holdings, totalled $19,983,000 in the third quarter, compared to $20,558,000 last year, and totalled $59,707,000 in the nine month period, compared to $60,217,000 last year. The impact of lower interest rates has been only partially offset by an increase in gains on dispositions of marketable securities.

Chris-Craft's effective income tax rate declined to 38% in 1998 from 41% in 1997 (46% in last year's third quarter), reflecting the recognition in 1998 of certain income tax credits.

Minority interest reflects the interest of shareholders other than Chris-Craft in the net income of BHC, 79.9% owned by Chris-Craft at September 30, 1998 and 77.6% owned by Chris-Craft at September 30, 1997, and the interest of shareholders other than BHC in the net income of UTV, 58.6% owned by BHC at September 30, 1998 and September 30, 1997.

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

Date:  November 12, 1998

Page 17
                          EXHIBIT INDEX


Incorporated by
Reference to:        Exhibit No.              Exhibit
-------------        -----------              -------

                        27           Financial Data Schedule