Form 10-K
period 1998-12-31
CHRIS CRAFT INDUSTRIES INC
filed 1999-03-29
CIK 20067

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
     [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1998


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


 767 Fifth Avenue
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[x] No[ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, as of February 28, 1999, was approximately $1,175,000,000.

         As  of  February  28,  1999,  there  were  24,520,262   shares  of  the
registrant's Common Stock and 8,097,684 shares of the registrant's Class B Common Stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

         The documents incorporated by reference into this Form 10-K and the Parts hereof into which such documents are incorporated are listed below:


   Document                               Part


Those portions of the
registrant's  annual report
to stockholders for
the fiscal year ended December
31, 1998 (the "Annual  Report")
that are specifically
identified herein as
incorporated by reference
into this Form 10-K.                       I, II


Those portions of the registrant's
proxy statement for the
registrant's 1999 Annual Meeting
(the "Proxy Statement") that are
specifically identified herein as
incorporated by reference
into this Form 10-K.                       III

ITEM 1.  BUSINESS.

                                     General

     Chris-Craft Industries, Inc. ("Chris-Craft"), the registrant, was organized in Delaware in 1928 and adopted its present name in 1962. Chris-Craft's principal business is television broadcasting, conducted through its majority owned (79.96% at February 28, 1999) subsidiary, BHC Communications, Inc. ("BHC"), which owns 100% of Chris-Craft Television, Inc. ("CCTV"), 100% of Pinelands, Inc. ("Pinelands") and, as of February 28, 1999, 58.5% of United Television, Inc. ("UTV").

         At February 28, 1999, Chris-Craft (including UTV) had 1,188 full-time employees and 129 part-time employees.

         The information appearing in Note 10 of Notes to Consolidated Financial Statements in the Annual Report, Industry Segment Information, is incorporated herein by reference.

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

         Commercial broadcast television stations may be either affiliated with one of the three major national networks (ABC, NBC and CBS); three more recently established national networks (Fox Broadcasting Company ("Fox"), United Paramount Network ("UPN"), and The WB Network ("WB")), which provide substantially fewer hours of programming; or may be independent.

         The following table sets forth certain information with respect to BHC stations and their respective markets:



                                                       Total           DMA
                               DMA                     Commercial      Cable
                Network        TV                      Stations        TV
Station and     Affiliation/   House-      DMA         Operating in    Penetra-
Location(a)     Channel        holds(b)    Rank (b)    Market (c)      tion(d)
-----------     ------------   --------    --------    ------------    -------

WWOR (e)        UPN 9          6,812,540    1st         6VHF             73%
  Secaucus                                             14UHF


KCOP            UPN 13         5,135,140    2nd         7VHF             63%
  Los Angeles                                          10UHF


KPTV            UPN 12           993,540   23rd         4VHF             62%
  Portland                                              2UHF


KMSP            UPN 9          1,457,130   15th         4VHF             52%
  Minneapolis/                                          3UHF
  St. Paul

KTVX            ABC 4            707,070   36th         4VHF             54%
  Salt Lake                                             2UHF
  City

KMOL            NBC 4            667,750   37th         3VHF             65%
  San Antonio                                           3UHF


KBHK            UPN 44         2,368,970    5th         4VHF             71%
  San Francisco                                        10UHF


KUTP            UPN 45         1,343,090   17th         4VHF             58%
  Phoenix                                               4UHF


WUTB            UPN 24           991,610   24th         3VHF             67%
  Baltimore                                             3UHF

------------
(a) KCOP and KPTV are owned by CCTV; WWOR is owned by Pinelands; the remaining stations are owned by UTV.

    In October 1997, UTV agreed to purchase the assets of UHF television station WRBW in Orlando, Florida, for $60,000,000 and possible future consideration. The acquisition is subject to approval by the Federal Communications Commission ("FCC") and other conditions.

(b) Designated Market Area ("DMA") is an exclusive geographic area consisting of all counties in which the home-market commercial stations received a preponderance of total viewing hours. The ranking shown is the nationwide rank, in terms of television households in DMA, of the market served by the station. Source: Nielsen Media Research television households universe estimates.

(c) Additional channels have been allocated by the FCC for activation as commercial television stations in certain of these markets. Also, additional stations may be located within the respective DMAs of BHC stations but outside the greater metropolitan television markets in which BHC stations operate.

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

         Television stations compete for television advertising revenue primarily with other television stations and cable television channels serving the same DMA. There are 210 DMAs in the United States. DMAs are ranked annually by the estimated number of households owning a television set within the DMA. Advertising rates that a television station can command vary in part with the size, in terms of television households, of the DMA served by the station.

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


         Programming

         BHC's UPN stations depend heavily on independent third parties for programming, as do KTVX and KMOL for their non-network broadcasts. Recognizing the need to have a more direct influence on the quality of programming available to its stations, and desiring to participate in potential profits through national syndication of programming, BHC has joined in the formation of UPN, and, additionally, invests directly in the development of original programming. The aggregate amount invested in original programming through December 31, 1998 was not significant to Chris-Craft's financial position. BHC television stations also produce programming directed to meet the needs and interests of the area served, such as local news and events, public affairs programming, children's programming and sports.

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

         Pursuant to generally accepted accounting principles, commitments for programming not available for broadcast are not recorded as liabilities until the programming becomes available for broadcast, at which time the related contract right is also recorded as an asset. BHC television stations had unamortized film contract rights for programming available for telecasting, and deposits on film contracts for programming not available for telecasting aggregating $123,502,000 as of December 31, 1998. The stations were committed for film and sports rights contracts aggregating $337,800,000 for programming not available for broadcasting as of that date. License periods for particular programs or films generally run from one to five years. Long-term contracts for the broadcast of syndicated television series generally provide for an initial telecast and subsequent reruns for a period of years, with full payment to be made by the station over a period of time shorter than the rerun period. See Notes 1(C) and 9 of Notes to Consolidated Financial Statements.

         KTVX and KMOL are primary affiliates of their respective networks. Network programs are produced either by the networks themselves or by independent production companies and are transmitted by the networks to their affiliated stations for broadcast.

         Most networks have begun to enter into affiliation agreements for terms as long as ten years. UTV has entered into 10-year affiliation agreements for KTVX and KMOL. Current FCC rules do not limit the duration of affiliation agreements.

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


         United Paramount Network

         UPN, owned 50% by BHC and 50% by Viacom Inc.'s Paramount Television Group ("Paramount"), broadcasts ten hours of original prime time programming on five nights per week. The network also broadcasts two hours of previously exhibited movies, on Saturday afternoons, and two hours of children's programming, plus a one-hour rerun of Star Trek: Voyager, on Sundays. UPN intends to expand its non-prime time programming over the next several years.

         UPN licenses its programming on the same bases as are customary in the industry. UPN seeks license or ownership rights for programming from all available sources on arms-length terms.

         As of March 19, 1999, UPN's programming was carried by 186 affiliates, in markets covering a total of 95.0% of all U.S. households. Of these station affiliates, 113 are primary affiliates, including all of BHC's and Paramount's previously independent stations, in markets covering 80.8% of U.S. households, and 73 are secondary affiliates in markets covering an additional 14.2% of such households. UPN continues to seek additional affiliates to expand its household reach. The terms of UPN's primary affiliate station agreements range up to ten and a half years and provide commercial time for sale by the stations as consideration for broadcasting the network's programming.

         UPN funding requirements, shared equally by BHC and Paramount, are expected to continue to be significant for the next several years. See
Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 2 of Notes to Consolidated Financial Statements.


         Sources of Revenue

         The principal source of revenues for BHC stations is the sale of advertising time to national and local advertisers. Such time sales are represented by spot announcements purchased to run between programs and program segments and by program sponsorship. The relative contributions of national and local advertising to BHC's gross cash advertising revenues vary from time to time. Most advertising contracts are short-term. BHC's television business is seasonal, like that of the television broadcasting business generally. In terms of revenues, generally the fourth quarter is strongest, followed by the second, third and first.

         Advertising is generally placed with BHC stations through advertising agencies, which are allowed a commission generally equal to 15% of the price of advertising placed. National advertising time is usually sold through a national sales representative, which also receives a commission, while local advertising time is sold by each station's sales staff. UTV has established a national sales representative organization, United Television Sales, Inc. ("UTS"), to represent, initially, all BHC stations. Practices with respect to the sale of advertising time do not differ markedly between BHC's major network and UPN stations, although the major-network affiliated stations have less inventory to sell.


         Government Regulation

         Television broadcasting operations are subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act empowers the FCC, among other things, to issue, revoke or modify broadcast licenses, to assign frequencies, to determine the locations of stations, to regulate the broadcasting equipment used by stations, to establish areas to be served, to adopt such regulations as may be necessary to carry out the provisions of the Communications Act and to impose certain penalties for violation of its regulations. BHC television stations are subject to a wide range of technical, reporting and operational requirements imposed by the Communications Act or by FCC rules and policies. The Communications Act was recently and substantially amended by the Telecommunications Act of 1996 (the "Telecom Act") and by the Budget Reconciliation Act of 1997, some provisions of which have been incorporated into the FCC's rules and regulations during the past year.

         The Communications Act provides that a license may be granted to any applicant if the public interest, convenience and necessity will be served thereby, subject to certain limitations, including the requirement that the FCC allocate licenses, frequencies, hours of operation and power in a manner that will provide a fair, efficient and equitable distribution of service throughout the United States. Prior to 1998, television licenses generally were issued for five-year terms, but such licenses and their renewals are now normally issued for eight years. Upon application, and in the absence of adverse questions as to the licensee's qualifications or operations, television licenses have usually been renewed for additional terms without a hearing by the FCC. An existing license automatically continues in effect once a timely renewal application has been filed until a final FCC decision is issued.

         KMSP UPN 9's license renewal was granted on April 15, 1993, and was due to expire on April 1, 1998. A renewal application for KMSP was timely filed on December 1, 1997 and remains pending. On March 2, 1998, Lakeland Group Television, Inc., licensee of television station KGLT, Minneapolis, Minnesota, filed a petition to deny the KMSP renewal unless and until UTV permits KGLT's antenna to remain on UTV's television tower on reasonable and equitable terms. UTV has opposed the petition, which it does not believe will have a material adverse effect on UTV's license for KMSP; the license remains in effect pending FCC action on the renewal application. KTVX's license renewal was granted on October 9, 1998, and is due to expire on October 1, 2006. KUTP UPN 45's license renewal was granted on March 28, 1994, and was due to expire on October 1, 1998. A renewal application for KUTP was timely filed on June 1, 1998 and is still pending. KCOP UPN 13's license renewal was granted on January 8, 1999, and is due to expire on December 1, 2006. KBHK UPN 44's license renewal was granted on January 8, 1999, and is due to expire on December 1, 2006. KPTV UPN 12's license renewal was granted on January 28, 1999, and is due to expire on February 1, 2006. KMOL's license renewal was granted on November 12, 1998, and is due to expire on August 1, 2006. WWOR UPN 9's license renewal was granted July 16, 1996 and is due to expire on June 1, 1999. A renewal application for WWOR was timely filed on February 1, 1999. WUTB UPN 24's license was assigned to UTV of Baltimore, Inc., a subsidiary of UTV, on January 20, 1998 and is due to expire on October 1, 2001.

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

         FCC regulations further provide that a broadcast license will not be granted if that grant would result in a concentration of control of radio and television broadcasting in a manner inconsistent with the public interest, convenience or necessity. FCC rules deem such concentration of control to exist if any party, or any of its officers, directors or stockholders, directly or indirectly, owned, operated, controlled or had an attributable interest in television stations capable of reaching, in the aggregate, a maximum of 35% of the national audience. This percentage is determined by the DMA market rankings of the percentage of the nation's television households considered within each market. Because of certain limitations of the UHF signal, however, the FCC will attribute only 50% of a market's DMA reach to owners of UHF stations for the purpose of calculating the audience reach limits. Applying the 50% reach attribution rule to BHC's three UHF stations, the nine BHC stations are deemed to reach approximately 18% of the nation's television households. The FCC is considering whether to eliminate the 50% attribution reduction under this rule for UHF stations.

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

         FCC regulations also prohibit common ownership or control between two of ABC, NBC, CBS, and Fox, or any one of those four networks and either UPN or WB.

         The Telecom Act directed the FCC to conduct a rule-making proceeding to require the inclusion, in all television sets 13 inches or larger, of a feature (commonly referred to as the V-Chip) designed to enable viewers to block display of programs carrying a common rating and authorized the FCC to establish an advisory committee to recommend a system for rating video programming that contains sexual, violent, or other indecent material about which parents should be informed, before it is displayed to children, if the television industry does not establish a satisfactory voluntary rating system of its own. On March 12, 1998, the FCC voted to accept an industry proposal providing for a voluntary ratings system of "TV Parental Guidelines" under which all video programming will be designated in one of six categories to permit the electronic blocking of selected video programming. The FCC has begun a separate proceeding to address technical issues related to the "V-Chip." The FCC has directed that all television receiver models with picture screens 13 inches or greater be equipped with "V-Chip" technology under a phased implementation beginning on July 1, 1999. Chris-Craft cannot predict how changes in the implementation of the ratings system and "V-Chip" technology will affect Chris-Craft's business. The Telecom Act also directed the FCC to adopt regulations requiring increased closed-captioning of video programming, and the FCC recently did so. Subject to various exemptions, television stations will be required to begin broadcasting specified amounts or a specified percentage of new programs with closed captioning in the year 2000 and specified percentages of pre-rule programming commencing in the year 2008.

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

         On August 8, 1996, under the Children's Television Act of 1990 (the "CTA"), the FCC amended its rules to establish a "processing guideline" for broadcast television stations, of at least three hours per week, averaged over a six-month period, of "programming that furthers the educational and informational needs of children 16 and under in any respect, including the child's intellectual/cognitive or social/emotional needs." Children's "Core Programming" has been defined as educational and informational programming that, among other things (i) has serving the educational and informational needs of children "as a significant purpose," (ii) has a specified educational and informational objective and a specified target child audience, (iii) is regularly scheduled, weekly programming, (iv) is at least 30 minutes in length, and (v) airs between 7:00 a.m. and 10:00 p.m. Any station that satisfied the processing guideline by broadcasting at least three weekly hours of Core Programming will receive FCC staff-level approval of the portion of its license renewal application pertaining to the CTA. Alternatively, a station may qualify for staff-level approval even if it broadcasts "somewhat less" than three hours per week of Core Programming by demonstrating that it has aired a weekly package of different types of educational and informational programming that is "at least equivalent" to three hours of Core Programming. Non-Core Programming that can qualify under this alternative includes specials, public service announcements, short-form programs and regularly scheduled non-weekly programs, with "a significant purpose of educating and informing children." A licensee that does not meet the processing guidelines under either of these alternatives will be referred by the FCC's staff to the Commissioners of the FCC, who will evaluate the licensee's compliance with the CTA on the basis of both its programming and its other efforts related to children's educational and informational programming, e.g., its sponsorship of Core Programming on other stations in the market, or nonbroadcast activities "which enhance the value" of such programming. A television station ultimately found not to have complied with the CTA could face sanctions including monetary fines and the possible non-renewal of its broadcast license. Chris-Craft believes that each of its stations currently meets the three-hour programming guideline.

         The FCC has taken a number of steps to implement digital television service ("DTV") (including high definition) in the United States. In December 1996, the FCC adopted a DTV broadcast standard. On February 17, 1998, the FCC affirmed an amended table of digital channel allotments and rules for the implementation of DTV, initially adopted in 1997. The digital table of allotments provides each existing television station licensee or permittee with a second broadcast channel to be used during the transition to DTV, conditioned upon the surrender of one of the channels at the end of the DTV transition period. The DTV channels assigned to the BHC television stations are as follows:
KCOP, channel 66; KBHK, channel 45; KMSP, channel 26; WWOR, channel 38; KPTV, channel 30; KMOL, channel 58; KTVX, channel 40; KUTP, channel 26; and WUTB, channel 41. Implementation of DTV will improve the technical quality of television. Furthermore, the implementing rules permit broadcasters to use their assigned digital spectrum flexibly to provide either standard or high-definition video signals and additional services, including, for example, data transfer, subscription video, interactive materials, and audio signals as long as they continue to provide at least one free, over-the-air television service. However, the digital table of allotments was devised on the basis of certain technical assumptions which have not been subjected to extensive field testing and which, along with specific digital channel assignments, may be subjected to further administrative and judicial review. Conversion to DTV may reduce the geographic reach of the BHC television stations or result in increased interference, with, in either case, a corresponding loss of population coverage. DTV implementation will impose additional costs on the BHC television stations, primarily due to the capital costs associated with construction of DTV facilities and increased operating costs both during and after the transition period. In addition, the Telecommunications Act requires the FCC to assess and collect a fee for any use of a broadcaster's DTV channel for which it receives subscription fees or other compensation other than advertising revenue. The FCC has set a target date of 2006 for expiration of the transition period, subject to biennial reviews to evaluate the progress of DTV, including the rate of consumer acceptance. Chris-Craft expects that, during 1999, some of BHC's television stations will begin broadcasting on their DTV channels in addition to their analog broadcasts. Future capital expenditures by Chris-Craft will be compatible with the new technology whenever possible. The FCC is also conducting a rule-making proceeding to determine whether and the extent to which cable television systems should be obligated to carry the signals of broadcast DTV stations.

         The FCC currently is reviewing certain of its rules governing the relationship between broadcast television networks, including UPN, and their affiliated stations. In a rulemaking proceeding, the FCC is examining its rules prohibiting a national sales representative organization, such as UTS, which is commonly owned with a national network such as UPN, from representing affiliates of that network other than affiliates that are also under common ownership with the network for the sale of non-network advertising time and from influencing or controlling the rates set by their affiliates for the sale of such time. Separately, the FCC is conducting a rulemaking proceeding to consider relaxing or eliminating its rules prohibiting broadcast networks from (i) restricting their affiliates' rights to reject network programming, (ii) reserving an option to use specified amounts of their affiliates' broadcast time, and (iii) forbidding their affiliates from broadcasting the programming of another network; and to consider the relaxation of its rule prohibiting network affiliated stations from preventing other stations from broadcasting the programming of their network. Chris-Craft is unable to predict the outcome of these proceedings.

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

         There are at least five other commercial television stations in each market served by a BHC station. Chris-Craft believes that the three VHF major-network affiliates and the two other VHF stations in New York City generally attract a larger viewing audience than does WWOR UPN 9, and that WWOR UPN 9 generally attracts a viewing audience larger than the audiences attracted by the UHF stations in the New York City market. In Los Angeles, the three VHF major-network affiliates, three other VHF stations, and one UHF station generally attract a larger viewing audience than does KCOP UPN 13, and KCOP UPN 13 generally attracts a viewing audience larger than the other nine UHF stations in Los Angeles. In Portland, the three VHF major-network affiliated stations generally attract a larger audience than does KPTV UPN 12, which generally attracts an audience equal to one and larger than the other of the independent stations, both of which are UHF stations. Chris-Craft believes that, in Minneapolis/St. Paul, KMSP UPN 9 generally attracts a smaller viewing audience than the three major network-affiliated VHF stations, but a larger viewing audience than the other three stations, all of which are UHF stations. In Salt Lake City, KTVX generally ranks second of the six television stations in terms of audience share. In San Antonio, KMOL generally ranks first of the six stations in terms of audience share. Of the 14 commercial television stations in San Francisco, KBHK UPN 44, generally ranks fifth in terms of audience share, behind the three major network-affiliated VHF television stations, and the VHF Fox affiliate. KUTP UPN 45 generally ranks sixth in terms of audience share, of the eight commercial stations in the Phoenix market. Prior to its acquisition by UTV in January 1998, WUTB, the Baltimore station, operated as a Home Shopping Network affiliate. It now generally ranks sixth of the six commercial stations in terms of audience share.

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

         While Federal law has until recently generally prohibited local telephone companies from providing video programming to subscribers in their service areas, this prohibition has been substantially eliminated by the Telecom Act. The FCC has also recently adopted rules for "Open Video Systems" -- a new structure of video delivery system authorized by the Telecom Act for provision by local telephone companies and, if permitted by the FCC, others. Chris-Craft is unable to predict the outcome or effect of these developments. As of June 1998, there were approximately 66,000 subscribers to OVS systems.

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

         Alternative technologies could increase competition in the areas served by BHC stations and, consequently, could adversely affect their profitability. The emergence of home satellite dish antennas has made it possible for individuals to receive a host of video programming options via satellite transmission. Four direct to home satellite systems ("DTH") currently provide service. The number of subscribers to DTH services increased substantially during the past four years, to approximately 10.6 million as of December 1998. An additional challenge is now posed by wireless cable systems, including multichannel distribution services ("MDS"). Two four-channel MDS licenses have been granted in most television markets. MDS operation can provide commercial programming on a paid basis. A similar service can also be offered using the instructional television fixed service ("ITFS"). The FCC now allows the educational entities that hold ITFS licenses to lease their "excess" capacity for commercial purposes. The multichannel capacity of ITFS could be combined with either an existing single channel MDS or a newer multichannel multi-point distribution service to increase the number of available channels offered by an individual operator. At the end of 1998, wireless cable systems served about 1.0 million subscribers.

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


                               Industrial Division

         Chris-Craft Industrial Products, Inc., the wholly owned subsidiary of Chris-Craft that constitutes its Industrial Division, is primarily engaged in manufacturing plastic flexible films and distributing containment systems to the healthcare industry. These products are marketed as roll and cut stock as well as proprietary and private-label end products. The end products include plastic flexible films and water-soluble hospital laundry bags.

         Significant portions of the sales of the Industrial Division are to the flexible film packaging industry, composite material fabricators, and health care facilities. Sales of particular items may vary widely from year to year as specifications, designs and other conditions change. The products of the Industrial Division are sold by it directly and by sales agents and distributors.

         Sales of one kind of plastic film to a large chemical manufacturer equaled 20.4%, and sales to two health care customers equaled 9.7% and 8.7%, of 1998 Division revenues. Sales to these accounts are generally made on the basis of competitive bidding on each item sold. Similar arrangements with these customers have prevailed for a number of years. The loss of these customers, unless their business was replaced by others, would have an adverse effect on the Industrial Division.


         Plastic Flexible Films

         Chris-Craft's plastic flexible films are based primarily on polyvinyl alcohol polymers; some of the film products are water-soluble in their end use applications, while other applications do not require water solubility. Chris-Craft's major uses for such film are in water-soluble packaging for pre-measured amounts of chemical compounds and composite material fabrication. The films also are used in the manufacture of water-soluble hospital laundry bags. Management is aware of competition from one other domestic and several foreign producers of similar film.

         Another series of polyvinyl alcohol film is used as a release medium in connection with the fabrication of fiberglass-reinforced and other plastic products. For certain of these applications, Chris-Craft's film competes with those of a number of producers of other types of films.

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

         Physical facilities consisting of offices and studio facilities are owned by UTV in Minneapolis, San Antonio and Phoenix and are leased in Baltimore, Salt Lake City and San Francisco. The Baltimore lease expires in April 2005. The Salt Lake City lease expires in August 1999, but can be extended through April 2000. UTV has acquired a 6.03 acre site in Salt Lake City, on which UTV has begun construction of a new studio facility. The San Francisco lease expires in 2007. UTV also occupies leased facilities in various cities throughout the country.

         The Minneapolis facility includes approximately 49,700 square feet of space on a 5.63-acre site. The current Salt Lake City facility is approximately 30,400 square feet on a 2.53-acre site. The Baltimore facility is approximately 11,700 square feet and is located in an office park in a suburb of Baltimore. The San Antonio facility is approximately 41,000 square feet on a .92-acre site. The San Francisco facility is approximately 27,700 square feet in downtown San Francisco. The Phoenix facility is approximately 26,400 square feet on a 3.03-acre site. Smaller buildings containing transmission equipment are owned by UTV at sites separate from the studio facilities.

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


         Industrial Division

         As  described  below,  the  Industrial  Division  owns a plant in Gary,
Indiana and leases facilities in Northbrook, Illinois and in South Holland, Illinois, which leases expire on October 31, 1999 and June 30, 2003, respectively.

                                                   Factory and
                                                   Office Space
                                                   (Square           Site
Plant Location       Principal Product             Feet)             (Acres)
--------------       -----------------            -------------      -------

Gary, Indiana        Plastic flexible films
                     and water-soluble
                     hospital bags                48,000                 5


Northbrook,
Illinois             Health care products          5,166                 --


South Holland,
Illinois             Warehouse for healthcare
                     products distribution        33,000                 --

                               ------------------

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

         In 1983, the United States of America and the State of California instituted an action in the Federal District Court for the Central District of California, entitled United States of America et al. v. J.B. Stringfellow, et al., Case No. 83-2501 JMI (MCX), against Montrose and approximately 20 other defendants relating to alleged environmental impairment at the Stringfellow Hazardous Waste Disposal Site in California. Chris-Craft is not a defendant in this action. The action seeks to impose joint and several liability against all defendants for all costs of removal and remedial action incurred by the Federal and state governments at the site. In 1990, the United States Environmental Protection Agency ("EPA") issued a Record of Decision for the site which selected some of the interim remedial measures preferred by the EPA and the State, the estimated present value of the capital costs of which was estimated by them to be $169 million although the estimate purports to be subject to potential variations of up to 50%. Plaintiffs also seek recovery for remedial expenditures and unspecified damages for alleged harm to natural resources. In September 1998, the District Court entered a ruling allocating liability at the site under both the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA" or the "Superfund" statute) and state law. The CERCLA allocation was 65% to the State of California, 10% to the owners of the site and 25% to the generator defendants (including Montrose). The state law allocation was 100% to the State. In December 1998, the defendants (including Montrose) and the State executed a settlement agreement that establishes a framework for resolving the litigation. The agreement is subject to certain conditions, but does not contemplate any monetary contribution by Chris-Craft.

         In May 1998, a group of current or former residents of the vicinity of the Stringfellow Site filed suit, entitled Austin v. Stringfellow, No. 312339, California Superior Court, Riverside County, alleging personal injury and property damage from exposure to the site. A second amended complaint was filed in November 1998 on behalf of approximately 750 plaintiffs, approximately 100 of whom are minors, and names Montrose and Chris-Craft and more than 160 additional defendants. The defendants have moved to dismiss the complaint as to the adult defendants on statute of limitations grounds. A similar action filed in 1984 entitled Newman v. Stringfellow was resolved by means of a settlement in which Montrose, but not Chris-Craft, made a monetary contribution to resolve the claims of approximately 3,000 individual plaintiffs.

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

         In July 1996, EPA issued two internal memoranda in which it concluded that ocean sediments on the Palos Verdes Shelf threaten human health and the environment, and stated its intention to undertake an Engineering Evaluation/Cost Analysis ("EE/CA") under CERCLA to identify appropriate interim response actions. EPA has said it may select such response actions by mid-1999. The actions under consideration include capping a portion of the contaminated sediments and/or instituting controls aimed at preventing contaminated fish from being caught and eaten. In August 1997, EPA initiated a formal rulemaking proceeding, which currently is ongoing, to add the area of sediments to EPA's National Priorities List of Contaminated Sites.

         In March 1997, the plaintiffs lodged with the District Court an amended $45.7 million settlement with the Los Angeles County Sanitation District and a series of other local governmental entities that had been sued by Montrose, Chris-Craft and other defendants as third-party defendants (the "LACSD Defendants"), which purports to cover claims both for natural resource damages and also for response costs (which are asserted by EPA) relating to the Palos Verdes Shelf. In attempting to justify the settlement, plaintiffs have said they value their total natural resource damage and response cost claims with respect to the area of sediments at approximately $482 million. In December 1998, the plaintiffs lodged with the District Court a $9.5 million consent decree with CBS. The plaintiffs have not yet sought judicial approval of either the amended LACSD or the CBS consent decrees.

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

ITEM  4. SUBMISSION  OF MATTERS TO A VOTE OF SECURITY
HOLDERS.

         Not applicable.


         EXECUTIVE OFFICERS OF THE REGISTRANT.

         The executive officers of Chris-Craft, as of February 28, 1999, are as follows:

                                                                      Has served
                   Positions with Chris-Craft and                     as officer
Name               age as of February 28, 1999                        since
----               ------------------------------                     ---------


Herbert J. Siegel  Chairman of the Board and President; 70            1968


Evan C Thompson    Executive Vice President and President,            1982
                   Television Division; 56


John C. Siegel     Senior Vice President; 46                          1985


William D. Siegel  Senior Vice President; 44                          1985


Joelen K. Merkel   Vice President and Treasurer; 47                   1980


Brian C. Kelly     Vice President and General Counsel
                   and Secretary; 47                                  1992



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

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.

         The information appearing in the Annual Report under the caption MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A") is incorporated herein by this reference.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The last two paragraphs before the subcaption RESULTS OF OPERATIONS - 1998 VERSUS 1997 in the MD&A are incorporated herein by this reference.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information appearing in the Proxy Statement under the captions ELECTION OF DIRECTORS--Nominees of the Board of Directors and ELECTION OF DIRECTORS--Section 16(a) Beneficial Ownership Compliance is incorporated herein by this reference. Information relating to Chris-Craft's executive officers is set forth in Part I under the caption EXECUTIVE OFFICERS OF THE REGISTRANT.

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

     3. Exhibits listed in the Exhibit Index, including compensatory plans or arrangements listed below:

          -- Benefit Equalization Plan
          -- 1994 Management Incentive Plan
          -- 1994 Director Stock Option Plan
          -- Employment Agreement dated as of January 1, 1994 between Herbert J.
                Siegeland Chris-Craft.
          -- Employment Agreement dated as of January 1, 1994 between Evan C
                Thompson and Chris-Craft.

     (b) No reports on Form 8-K were filed by the registrant during the last quarter of the period covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 26, 1999

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


Signature and Title                                        Date


HERBERT J. SIEGEL                                          March 26, 1999
Herbert J. Siegel
Chairman, President and
Director (principal
executive officer)


WILLIAM D. SIEGEL                                          March 26, 1999
William D. Siegel
Senior Vice President and
Director (principal
financial officer)


JOELEN K. MERKEL                                           March 26, 1999
Joelen K. Merkel
Vice President and Treasurer
(principal accounting officer)


EVAN C THOMPSON                                            March 26, 1999
Evan C Thompson
Executive Vice President
and Director


HOWARD ARVEY                                               March 26, 1999
Howard Arvey
Director

LAWRENCE R. BARNETT                                        March 26, 1999
Lawrence R. Barnett
Director


JOHN C. BOGLE                                              March 26, 1999
John C. Bogle
Director


T. CHANDLER HARDWICK, III                                  March 26, 1999
T. Chandler Hardwick, III
Director



JEANE J. KIRKPATRICK                                       March 26, 1999
Jeane J. Kirkpatrick
Director


DAVID F. LINOWES                                           March 26, 1999
David F. Linowes
Director


NORMAN PERLMUTTER                                          March 26, 1999
Norman Perlmutter
Director


JAMES J. ROCHLIS                                           March 26, 1999
James J. Rochlis
Director


JOHN C. SIEGEL                                             March 26, 1999
John C. Siegel
Director

                 CHRIS-CRAFT INDUSTRIES, INC. AND SUBSIDIARIES
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


CONSOLIDATED FINANCIAL STATEMENTS:

         Report of Independent Accountants

         Consolidated Balance Sheets - December 31, 1998 and 1997

         Consolidated  Statements  of Income - For the Years Ended  December 31,
           1998, 1997 and 1996

         Consolidated  Statements  of Cash Flows - For the Years Ended  December
           31, 1998, 1997 and 1996

         Consolidated  Statements  of  Shareholders'  Investment - For the Years
           Ended December 31, 1998, 1997 and 1996

         Notes to Consolidated Financial Statements


SCHEDULES:

         UPN Financial Statements --

                  Report of Independent Accountants

                  Balance Sheets - December 31, 1998 and 1997

                  Statements of Operations -
                    For the Years Ended December 31, 1998, 1997 and 1996

                  Statements of Changes in Partners'  Capital  (Deficit) For the
                    Years Ended December 31, 1998, 1997 and 1996

                  Statements  of Cash Flows - For the Years Ended  December  31,
                    1998, 1997 and 1996

                  Notes to Financial Statements

United Paramount Network
(a partnership between BHC Network
Partner, Inc., BHC Network Partner II, Inc.,
BHC Network Partner III, Inc.,
PCI Network Partner Inc. and
PCI Network Partner II Inc.)
Report and Financial Statements
December 31, 1998, 1997 and 1996

Report of Independent Accountants


January 29, 1999


To the Partners
of United Paramount Network


In our opinion, the accompanying balance sheets and the related statements of operations, of changes in partners' capital (deficit) and of cash flows present fairly, in all material respects, the financial position of United Paramount Network (a partnership between BHC Network Partner, Inc., BHC Network Partner II, Inc., BHC Network Partner III, Inc., PCI Network Partner Inc., and PCI Network Partner II Inc.) at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of United Paramount Network's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

UNITED PARAMOUNT NETWORK
BALANCE SHEETS
---------------------------------------------------------------------
(in thousands)
                                                    December 31,
                                               ----------------------
                                                  1998        1997
Assets                                         ---------    ---------
------
Current assets:
  Cash and cash equivalents                    $  24,704    $  23,622
  Accounts receivable (net of allowance
    for doubtful accounts of $430 and
    $430, respectively)                           18,787       39,287
  Program rights and development costs (net
    of reserve for abandonment of $5,055 and
    $7,721, respectively)                         46,893       16,596
  Other current assets                             2,550          512
                                               ---------    ---------
     Total current assets                         92,934       80,017
                                               ---------    ---------
Restricted investments                             5,340        8,755
Property and equipment, at cost:
  Furniture, fixtures, computer equipment
   and other (net of accumulated depreciation
   of $1,454 and $901, respectively)               1,949          966
Intangible assets (net of accumulated
   amortization of $2,972 and $1,484,
   respectively)                                   4,194        5,682
Other assets                                      15,822       14,523
                                               ---------    ---------
                                               $ 120,239    $ 109,943
                                               =========    =========

Liabilities and Partners' Capital (Deficit)
------------------------------------------
Current liabilities:
 Accounts payable                              $  11,654    $  16,258
 Accrued program costs                            73,130       61,040
 Accrued expenses and other liabilities           34,224       30,421
                                               ---------    ---------
    Total current liabilities                    119,008      107,719
                                               ---------    ---------
Commitments and contingencies (Note 7)

Partners' capital (deficit):
 BHC Network Partner                              (4,192)      (4,179)
 BHC Network Partner II                           (4,072)      (3,837)
 BHC Network Partner III                           8,879        9,128
 PCI Network Partner                                 492          890
 PCI Network Partner II                              124          222
                                               ---------    ---------
   Total partners' capital                         1,231        2,224
                                               ---------    ---------
                                               $ 120,239    $ 109,943
                                               =========    =========

The accompanying notes are an integral part of these financial statements.

UNITED PARAMOUNT NETWORK
STATEMENTS OF OPERATIONS
-------------------------------------------------------------------
(in thousands)
                                            For the Year Ended
                                                December 31,
                                      ------------------------------
                                        1998        1997      1996
                                      --------   --------   --------
Net revenues                          $ 96,401   $ 89,997   $ 56,948

Operating costs and expenses:
  Operating expenses                   182,225    177,874    132,593
  Selling, general and
   administrative expenses              90,871     82,294     67,359
  Depreciation and amortization          2,069      1,794        364
                                      --------   --------   --------
                                       275,165    261,962    200,316
                                      --------   --------   --------
Operating loss                        (178,764)  (171,965)  (143,368)
                                      --------   --------   --------
Other income (expense):
  Interest expense to related parties     -          -       (14,147)
  Interest and other income              1,571      1,736        193
  Net income (loss) on investment
   in joint venture                       -            32     (3,138)
                                      --------   --------   --------
                                         1,571      1,768    (17,092)
                                      --------   --------   --------
Net loss                             ($177,193) ($170,197) ($160,460)
                                      ========   ========   ========

UNITED PARAMOUNT NETWORK
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
---------------------------------------------------------------------
(in thousands)


                        BHC        BHC          BHC         PCI         PCI
                      Network    Network      Network     Network     Network
                      Partner   Partner II  Partner III   Partner   Partner II    Total
                     ---------  ----------  -----------  ---------  ----------  ----------
Balance at
December 31, 1995    $  (8,942)  $ (98,872) $      -     $    -    $      -     $ (107,814)
Capital
 contributions            -           -          20,000       -           -         20,000
Conversion of
 debt to equity          8,398     164,101       63,016       -           -        235,515
Conversion of
 accrued interest
 to equity                  12       9,500        4,641       -           -         14,153
Allocation of 1996
 net loss               (3,640)    (78,432)     (78,388)      -           -       (160,460)
                     ---------  ----------  -----------  ---------  ----------  ----------
Balance at
December 31, 1996       (4,172)     (3,703)       9,269       -           -          1,394
Exercise of option
 by PCI Partners          -           -            -       155,014      38,754     193,768
Allocation of
 option exercise         3,881      73,731       77,612   (124,178)    (31,046)       -
Distribution to
 partners               (2,907)    (55,224)     (58,130)      -           -       (116,261)
Capital
 contributions           1,205      22,888       24,092     36,268       9,067      93,520
Allocation of 1997
 net loss               (2,186)    (41,529)     (43,715)   (66,214)    (16,553)   (170,197)
                     ---------  ----------  -----------  ---------  ----------  ----------
Balance at
 December 31, 1997      (4,179)     (3,837)       9,128        890         222       2,224
Capital
 contributions           2,202      41,848       44,050     70,480      17,620     176,200
Allocation of 1998
 net loss               (2,215)    (42,083)     (44,299)   (70,878)   (17,718)    (177,193)
                     ---------  ----------  -----------  ---------  ----------  ----------
Balance at
 December 31, 1998   $  (4,192) $  (4,072)  $     8,879  $     492  $     124   $    1,231
                     =========  =========   ===========  =========  =========   ==========

UNITED PARAMOUNT NETWORK
STATEMENTS OF CASH FLOWS
------------------------------------------------------------------

(in thousands)

                                                   For the Year Ended
                                                      December 31,
                                          -----------------------------------
                                            1998          1997         1996
                                          ---------    ---------    ---------
Cash flows from operating activities:
 Net loss                                 $(177,193)   $(170,197)   $(160,460)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
    Amortization of program costs           177,771      169,771      126,793
    Payments for programming               (195,580)    (118,912)    (121,822)
    Depreciation and amortization             2,069        1,794          364
    Abandonment reserve                      (2,666)       2,108          982
    Changes in assets and liabilities:
     (Increase) decrease in accounts
       receivable                            20,500      (14,230)     (16,017)
     Increase in accounts payable,
       accrued expenses and other current
       liabilities                            1,468        8,470       25,116
     (Increase) decrease in other assets     (3,329)     (12,110)         207
                                          ---------    ---------    ---------
 Net cash used in operating activities     (176,960)    (133,306)    (144,837)
                                          ---------    ---------    ---------
Cash flows from investing activities:
 Additions to property and equipment         (1,565)        (467)        -
 Cash removed from (placed in)
  restricted account                          3,415       (7,598)        (183)
 Net investment in joint venture                 (8)         304          (77)
                                          ---------    ---------    ---------
 Net cash used in investing activities        1,842       (7,761)        (260)
                                          ---------    ---------    ---------
Cash flows from financing activities:
 Advances from related party                   -            -         125,580
 Exercise of option by PCI Partners            -         186,873         -
 Capital contributions                      176,200       93,520       20,000
 Distributions to partners                     -        (116,261)        -
                                          ---------    ---------    ---------
 Net cash provided by financing activities  176,200      164,132      145,580
                                          ---------    ---------    ---------

 Net increase in cash and cash equivalents    1,082       23,065          483

Cash and cash equivalents:
 Beginning of year                           23,622          557           74
                                          ---------    ---------    ---------
 End of year                              $  24,704    $  23,622    $     557
                                          =========    =========    =========
Supplemental schedule of non-cash items:
 Non-cash additions to program costs      $   9,822    $  51,748    $  10,875
                                          =========    =========    =========
 Start-up costs incurred by PCI Partners
   and contributed to the partnership     $    -       $   6,895    $    -
                                          =========    =========    =========
 Advances from related party converted
   to equity                              $    -       $    -       $ 235,515
                                          =========    =========    =========
 Accrued interest converted to equity     $    -       $    -       $  14,153
                                          =========    =========    =========

The accompanying notes are an integral part of these financial statements.

UNITED PARAMOUNT NETWORK
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
-------------------------------------------------------------------

NOTE 1  -  ORGANIZATION

     In July 1994, BHC Network Partner, Inc. ("BHC/NP"), a then wholly owned subsidiary of Chris-Craft Industries, Inc.'s majority owned subsidiary, BHC Communications, Inc. ("BHC"), along with PCI Network Partner Inc. ("PCI/NP"), a wholly owned indirect subsidiary of Viacom Inc.'s Paramount Television Group ("Viacom"), formed the United Paramount Network ("UPN" or the "Network"), a broadcast television network.

     UPN was organized as a partnership in December 1994 between BHC/NP and BHC Network Partner II, Inc. ("BHC/NP II"), a wholly owned indirect subsidiary of BHC. BHC Network Partner III, Inc. ("BHC/NP III"), a wholly owned indirect subsidiary of BHC, became a partner in 1996. On December 30, 1996, all advances from related parties and related accrued interest were converted to partnership equity. PCI/NP had an option to acquire an interest in UPN equal to that of BHC/NP, BHC/NP II, and BHC/NP III (collectively referred to as the "BHC Partners"). The option price included approximately one-half of the BHC Partners' aggregate cash contributions to UPN through the exercise date, plus interest, and additional cash available for ongoing UPN expenditures. On January 15, 1997, PCI/NP and PCI Network Partner
II, Inc., a wholly owned indirect subsidiary of Viacom, (collectively referred to as the "PCI Partners") completed the exercise of the option in accordance with the terms of the option agreement and became equal partners with BHC Partners in UPN. In accordance with the option agreement, BHC Partners received distributions amounting to approximately $116 million.

     UPN began providing programming for broadcast in January 1995.
At December 31, 1998, 1997 and 1996, the Network had 185 affiliates in markets covering approximately 95%, 187 affiliates in markets covering approximately 97%, and 164 affiliates in markets covering over 92% of U.S. television households, respectively. The Network's revenues are derived primarily from providing television programming and are, therefore, subject to fluctuations in the advertising industry.

     Operating costs of the Network have been funded through capital contributions and loans made by BHC Partners and PCI Partners (collectively known as "Partners") and the sale of advertising. Profits or losses are allocated between the Partners in accordance with the partnership agreement. UPN is still in its development and the cost of developing and expanding its programming is expected to remain significant for several years. The Partners intend to continue funding UPN as UPN incurs obligations arising through the normal course of its business.


NOTE 2 - ACCOUNTING POLICIES

     Financial Instruments
     ---------------------

     Cash equivalents are securities having maturities at time of purchase not exceeding three months.

     Program Rights and Development Costs
     ------------------------------------

     Network programming rights and related liabilities are recorded at the contractual amounts when the programming becomes available for telecasting. Program costs are recorded at the lower of cost or net realizable value. Capitalized program costs are amortized over the estimated number of showings, using accelerated methods based on management's estimate of the flow of revenues. Management assesses the net realizable value of program rights on a day-part basis. The estimated costs of recorded program rights to be charged to income within one year are included in current assets; payments on such program rights due within one year are included in current liabilities.

     Costs incurred for the development of programs are capitalized and included in the accompanying balance sheets, net of reserves established for projects which may be terminated prior to being placed into production.

     Restricted Investments
     ----------------------

     Restricted investments consist of cash and marketable securities placed in an account as a security deposit and as collateral for a loan to a third party. The restricted investments are not available for current operations of the Network and, therefore, have been classified as non-current in the accompanying balance sheets. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," marketable securities have been classified as held-to-maturity and are therefore carried at amortized cost.

     Property and Equipment
     ----------------------

     Property and equipment is recorded at cost. Depreciation of furniture, fixtures and computer equipment is computed on the straight-line method over the estimated useful lives of the assets which range from three to five years. Amortization of leasehold improvements is computed on a straight-line basis over the life of the lease.

     Intangible Assets
     -----------------

     Intangible assets represent primarily the costs incurred by PCI Partners during the start up phase of the Network and contributed to the partnership as a result of the acquisition by PCI Partners of an interest in the partnership (Note 1). Also included in intangible assets are costs associated with logo design and development. The assets have been amortized on a straight-line basis over five years. See New Accounting Pronouncements for information relating to the future treatment of these costs.

     Other Assets
     ------------

     Other assets represent primarily an investment in a joint venture with Saban Entertainment and deferred network costs. The joint venture was entered into for the purpose of developing, producing, and distributing children's television programming. Under terms of the joint venture agreement, UPN funded certain programming costs in return for certain distribution rights to such programming and a share of aggregate revenue. UPN accounts for its interest in the joint venture using the equity method. Network costs are amortized over the same period as the related agreements.

     Revenue Recognition
     -------------------

     Revenues are recognized as advertisements are aired, at contractual rates.

     Use of Estimates in Preparation of Financial Statements
     -------------------------------------------------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Income Taxes
     ------------

     As a general partnership, the Network's losses are allocated to, and reported by, the individual Partners. Therefore, no income tax benefit is included in the accompanying financial statements.

     New Accounting Pronouncements
     -----------------------------

     In April 1998, the American Institute of Certified Public Accountants Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities". This SOP provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. Initial application of this SOP will be reported as a cumulative change in accounting principles, as described in Accounting Principles Board Opinion No. 20, "Accounting Changes". The SOP is effective for the Network for the year ending December 31, 1999. The Network will adopt the SOP during the first quarter of 1999. Adoption of this SOP will require the Network to write-off unamortized start-up costs of $4,194,000 as of December 31, 1998, incurred by PCI Partners during the start-up phase of the Network and contributed to the Network.

NOTE 3 - OTHER ASSETS

     At December 31, 1998 and 1997, other assets are comprised of deferred network costs of $13,291,000 and $12,000,000, respectively, and investment in joint venture of $2,531,000 and $2,523,000, respectively. The investment in joint venture is presented net of reserves of $2,119,000 at December 31, 1998 and 1997.

NOTE 4 - ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities consist of the following:

(in thousands)                           December 31,
                                    ----------------------
                                      1998          1997
                                    ---------    ---------
Accrued advertising and
  marketing costs                   $  24,123    $  19,907
Accrued compensation                    5,135        4,917
Other accrued expenses                  4,966        5,597
                                    ---------    ---------
                                    $  34,224    $  30,421
                                    =========    =========

NOTE 5 - RELATED PARTY TRANSACTIONS

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

     During the normal course of business, the Network enters into various contracts to purchase programming from related parties. In 1998 and 1997, additions to capitalized programming costs from related parties totaled $120,335,000 and $71,663,000, respectively.

     Prior to September 1997, with respect to certain of its programming provided by Viacom, UPN derived no revenue and incurred no programming expense.

     During the normal course of business, various services are provided to the Network by related parties. In 1998 and 1997, payments for these services totaled approximately $3,240,000 and $2,404,000, respectively.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

     During 1995, UPN entered into a five year lease obligation for its office space with an option to extend for an additional period of five years. The lease calls for certain penalty payments upon cancellation after three years. Rental expense was $802,000, $766,000 and $766,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

     During 1998, UPN entered into a nine year and ten month lease obligation for its New York office space with an option to extend for an additional period of five years. The lease is noncancelable for six years and three months and calls for a cancellation fee if the early cancellation clause is utilized. Rental expense was $354,000 for the year ended December 31, 1998. Additionally, as required by the lease agreement, UPN obtained an irrevocable letter of credit in the amount of $1,200,000 on behalf of the lessor.

     As of December 31, 1998 the future minimum rental payments under operating leases are as follows:

                     1999        $1,164,000
                     2000           839,000
                     2001           403,000
                     2002           403,000
                     2003           435,000
                     Thereafter   1,912,000
                                 ----------
                     Total       $5,156,000
                                 ==========

     As of December 31, 1998, the Network had entered into various network related agreements and contracts for programming which was not currently available for telecasting. The aggregate amounts of the payments required under these agreements totaled approximately
$121,556,000 and $168,807,000 at December 31, 1998 and 1997,
respectively.

     In the normal course of business, the Network is at times subject to pending and threatened legal actions. In management's opinion, any liabilities or benefits resulting from these matters will not have a material effect on the financial position or results of operations of the Network.

                                  EXHIBIT INDEX

Incorporated by
Reference to:            Exhibit No.         Exhibit
---------------          -----------         --------

Exhibit 3(A) [1]             3.1         Restated Certificate of Incorporation


Exhibit 3(B) [1]             3.2         By-Laws


Exhibit 11(H) [2]           10.1         Benefit Equalization Plan of
                                         registrant


Exhibit 10(B)(1) [5]        10.2         Amendment No. 1 thereto


Exhibit 10.3 [9]            10.3         Amendment No. 2 thereto


Exhibit 10(B) [7]           10.4         Employment Agreement dated January
                                         1, 1994 between registrant and
                                         Herbert J. Siegel


Exhibit 10(C) [7]           10.5         Split-Dollar Agreement dated January
                                         6, 1994 between registrant and
                                         William D. Siegel


Exhibit 10(D) [7]           10.6         Split-Dollar Agreement dated January
                                         6, 1994 between registrant and John
                                         C. Siegel


Exhibit 10(E) [3]           10.7         Form of Agreement under Executive
                                         Deferred Income Plan of registrant


Exhibit 10(F) [7]           10.8         Employment Agreement dated January
                                         1, 1994 between registrant and Evan
                                         C Thompson


Exhibit 10(c) [4]           10.9         Management Agreement between the
                                         registrant and BHC dated July 21,
                                         1989


Exhibit 19 [6]              10.10        Amendment No. 1 thereto dated
                                         October 31, 1991


Exhibit 10(H)(2) [7]        10.11        Amendment No.2 thereto dated  March
                                         24, 1994


Exhibit A to registrant's
proxy statement dated March
25, 1994 (File No.1-2999)   10.12        1994 Management Incentive Plan



Exhibit B to registrant's
proxy statement dated March
25, 1994 (File No. 1-2999)  10.13        1994 Director Stock Option Plan

Exhibit 10.10 [8]           10.14        Option Agreement dated July 19, 1994
                                         between BHC Network Partner, Inc.
                                         and PCI Network Partner, Inc.


         *                  13           Portions of the Annual Report
                                         incorporated by reference


         *                  21           Subsidiaries of the registrant


         *                  23           Consent of PricewaterhouseCoopers LLP


         *                  27           Financial Data Schedule


-------------------------

  *      Filed herewith.

 [1]  Registrant's  Annual  Report on Form 10-K for the year ended  December 31,
      1986.

 [2]  Registrant's Registration Statement on Form S-1 (Regis. No. 2-65906).

 [3] Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1983.

 [4]  BHC's Registration Statement on Form S-1 (Regis. No. 33-31091).

 [5]  Registrant's  Annual  Report on Form 10-K for the year ended  December 31,
      1989.

 [6] Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1991.

 [7]  Registrant's  Annual  Report on Form 10-K for the year ended  December 31,
      1993.

 [8]  BHC's Annual Report on Form 10-K for the year ended December 31, 1994.

 [9]  Registrant's  Annual  Report on Form 10-K for the year ended  December 31,
      1994.