Form 10-Q
period 1999-03-31
CHRIS CRAFT INDUSTRIES INC
filed 1999-05-14
CIK 20067

.
           SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549
                       FORM 10-Q
(MARK ONE)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1999
                               --------------------------------
                            OR
/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

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

As of April 30, 1999 there were 25,236,334 shares of the issuer's
Common Stock outstanding and 8,305,863 shares of the issuer's Class B Common Stock outstanding.

                  PART I -- FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS
                     CHRIS-CRAFT INDUSTRIES, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands of dollars)
                              (UNAUDITED)
                -------------------------------------

                                             March 31,    December 31,
                                                1999          1998
                                            -----------   -----------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                 $   201,114   $   204,297
  Marketable securities (substantially
    all U.S. Government securities)           1,207,249     1,211,246
  Accounts receivable, net                       78,259        88,382
  Film contract rights                           74,324        99,883
  Prepaid expenses and other current assets      49,317        52,933
                                            -----------   -----------
    Total current assets                      1,610,263     1,656,741
                                            -----------   -----------
INVESTMENTS                                      83,228        69,881
                                            -----------   -----------
FILM CONTRACT RIGHTS, less current portion       20,323        23,619
                                            -----------   -----------
PROPERTY AND EQUIPMENT, net                      51,280        51,579
                                            -----------   -----------
INTANGIBLE ASSETS                               425,100       428,254
                                            -----------   -----------
OTHER ASSETS                                     16,375        15,349
                                            -----------   -----------
                                            $ 2,206,569   $ 2,245,423
                                            ===========   ===========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
CURRENT LIABILITIES:
  Film contracts payable within one year    $    87,024   $    96,595
  Accounts payable and accrued expenses         121,372       130,515
  Income taxes payable                           41,597        41,653
                                            -----------   -----------
    Total current liabilities                   249,993       268,763
                                            -----------   -----------
FILM CONTRACTS PAYABLE AFTER ONE YEAR            49,641        62,050
                                            -----------   -----------
OTHER LONG-TERM LIABILITIES                      26,133        26,321
                                            -----------   -----------
MINORITY INTEREST                               477,666       479,820
                                            -----------   -----------
COMMITMENTS AND CONTINGENCIES (NOTE 7)

SHAREHOLDERS' INVESTMENT:
  Prior preferred stock - $1.00 dividend;
   currently authorized 73,399 shares;
   outstanding 73,399 shares                      1,578         1,578
  Convertible preferred stock - $1.40
   dividend; currently authorized 235,777
   shares; outstanding 235,777 and 235,935
   shares                                         4,126         4,129
  Class B common stock - par value $.50
   per share; authorized 50,000,000 shares;
   outstanding 8,316,041 and 8,127,937
   shares                                         4,158         4,064
  Common stock - par value $.50 per share;
   authorized 100,000,000 shares;
   outstanding 25,354,934 and 24,556,196
   shares                                        13,468        13,069
  Capital surplus                               419,935       376,375
  Retained earnings                             949,932       993,184
  Treasury stock, at cost                        (8,556)         -
  Accumulated other comprehensive income         18,495        16,070
                                            -----------   -----------
                                              1,403,136     1,408,469
                                            -----------   -----------
                                            $ 2,206,569   $ 2,245,423
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

                   CHRIS-CRAFT INDUSTRIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          (In thousands of dollars except per share data)
                           (UNAUDITED)
          -----------------------------------------------





                                                   Three Months
                                                  Ended March 31,
                                             ----------------------
                                                1999        1998
                                             ----------  ----------

OPERATING REVENUES                           $  111,460  $  104,974
                                             ----------  ----------
OPERATING EXPENSES:
  Expenses directly associated with revenues     54,772      54,611
  Selling, general and administrative            37,122      41,023
                                             ----------  ----------
                                                 91,894      95,634
                                             ----------  ----------
    Operating income                             19,566       9,340
                                             ----------  ----------
OTHER INCOME (EXPENSE):
  Interest and other income, net                 18,676      19,711
  Equity in United Paramount Network loss       (30,150)    (19,910)
                                             ----------  ----------
                                                (11,474)       (199)
                                             ----------  ----------
    Income before income taxes
     and minority interest                        8,092       9,141

INCOME TAX PROVISION                              3,600       3,500
                                             ----------  ----------
    Income before minority interest               4,492       5,641

MINORITY INTEREST                                (3,744)     (3,871)
                                             ----------  ----------
    Net income                               $      748  $    1,770
                                             ==========  ==========
Earnings per share:
  Basic                                      $      .02  $      .05
                                             ==========  ==========
  Diluted                                    $      .02  $      .04
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

                     CHRIS-CRAFT INDUSTRIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (In thousands of dollars)
                            (UNAUDITED)
           -----------------------------------------------



                                                     Three Months
                                                    Ended March 31,
                                                 --------------------
                                                    1999       1998
                                                 ---------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                      $     748  $   1,770
 Adjustments to reconcile net income to net
  cash provided from operating activities:
    Film contract payments                         (24,808)   (25,320)
    Film contract amortization                      22,646     21,010
    Depreciation and other amortization              5,776      5,417
    Equity in United Paramount Network loss         30,150     19,910
    Minority interest                                3,744      3,871
    Other                                             (563)       236
    Changes in assets and liabilities:
      Accounts receivable                           10,123     16,781
      Other assets                                  (6,143)       340
      Accounts payable and other liabilities        (2,110)     2,118
      Income taxes                                   3,509      2,909
                                                 ---------  ---------
          Net cash provided from operating
           activities                               43,072     49,042
                                                 ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Disposition of marketable securities, net          12,665     56,573
 Investment in United Paramount Network            (33,125)   (22,300)
 Station acquisition (includes $77,712 of
  intangibles)                                        -       (80,280)
 Other investments                                 (10,708)      (591)
 Capital expenditures, net                          (2,323)    (1,611)
 Other                                                (244)    (1,228)
                                                 ---------  ---------
          Net cash used in investing activities    (33,735)   (49,437)
                                                 ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Capital transactions of subsidiaries               (4,117)   (44,417)
 Purchase of treasury stock                         (8,392)    (7,495)
 Proceeds from option exercises                        172      1,720
 Other                                                (183)      (191)
                                                 ---------  ---------
          Net cash used in financing activities    (12,520)   (50,383)
                                                 ---------  ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS           (3,183)   (50,778)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     204,297    290,009
                                                 ---------  ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD         $ 201,114  $ 239,231
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

                       CHRIS-CRAFT INDUSTRIES, INC.
                       ----------------------------
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          ----------------------------------------------------

1.   PRINCIPLES OF CONSOLIDATION:

     The accompanying condensed consolidated financial statements include the accounts of Chris-Craft Industries, Inc. and its subsidiaries, including Chris-Craft's majority owned (79.96% at March 31, 1999) television broadcasting subsidiary, BHC Communications, Inc., and BHC's majority owned (58.5% at March 31, 1999) subsidiary, United Television, Inc. (UTV). The pro rata interests of BHC and UTV minority shareholders in the net income of the respective companies are reflected in minority interest in the accompanying condensed consolidated statements of income. The minority shareholders' interests in the net assets of BHC and UTV are reflected as minority interest in the accompanying condensed consolidated balance sheets. Intercompany accounts and transactions have been eliminated.

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

2.   MARKETABLE SECURITIES:

     All of Chris-Craft's marketable securities have been categorized as available-for-sale and are carried at fair market value. Since marketable securities are available for current operations, all are included in current assets.

     At March 31, 1999, Chris-Craft's marketable securities, which consisted substantially of U.S. Government securities, had a cost of $1,169,633,000 and a fair value of $1,207,249,000. The difference of $37,616,000 ($18,495,000, net of income taxes and minority interests) is reflected as an increase to shareholders' investment in the accompanying condensed consolidated balance sheet. Of the investments in U.S. Government securities, all mature within one year.

     At December 31, 1998, Chris-Craft's marketable securities, which consisted substantially of U.S. Government securities, had a cost of $1,177,625,000 and a fair value of $1,211,246,000. The difference of $33,621,000 ($16,070,000, net of income taxes and minority interests) is reflected as an increase to shareholders' investment in the accompanying condensed consolidated balance sheet.

3.   UNITED PARAMOUNT NETWORK:

     In July 1994, BHC, along with Viacom Inc.'s Paramount Television Group, formed the United Paramount Network, a broadcast television network which premiered in January 1995. BHC owned 100% of UPN from its inception through January 15, 1997, when Viacom completed the exercise of its option to acquire a 50% interest in UPN. BHC and Viacom now share equally in UPN funding requirements and in UPN losses.

     UPN has been organized as a partnership, and BHC's partnership interest is accounted for under the equity method. The carrying value of such interest totalled $3,590,000 at March 31, 1999 and $615,000 at December 31, 1998, and is included in Investments in the accompanying condensed consolidated balance sheets. UPN is still in its development and is expected to continue to incur significant start-up losses and to require significant funding for the next several years.

     UPN's condensed statements of operations are as follows (in thousands):
                                        Three Months
                                       Ended March 31,
                                    -------------------
                                       1999      1998
                                    --------- ---------
             Operating revenues     $  30,454 $  21,203
             Operating expenses        91,064    61,370
                                    --------- ---------
                 Operating loss       (60,610)  (40,167)
             Other income, net            310       347
                                    --------- ---------
                 Net loss           $ (60,300)$ (39,820)
                                    ========= =========

4.   SHAREHOLDERS' INVESTMENT:

     Chris-Craft paid 3% stock dividends on its common and Class B common stock in the respective shares of such classes on April 1, 1999. During the three months ended March 31, 1999, 54,209 shares of Class B common stock were converted into 54,209 shares of common stock, and 158 shares of $1.40 convertible preferred stock were converted into 5,350 shares of common stock. In addition, 5,626 shares of common stock were issued upon exercise of stock options. During the three month period, 191,200 shares of common stock were purchased by Chris-Craft, all of which were held in treasury at March 31, 1999. As of March 31, 1999, 640,902 shares of common stock and 12,899 shares of $1.00 prior preferred stock remained authorized for purchase.

     As of March 31, 1999, shares of Chris-Craft's authorized but unissued common stock were reserved for issuance as follows:

                                                        Shares
                                                      ----------
    Conversion of Class B common stock                 8,316,041
    Conversion of $1.40 convertible preferred stock    8,224,561*
    Stock options (including options
      outstanding for 2,806,251 shares)                2,933,128
                                                      ----------
                                                      19,473,730
                                                      ==========
         *Including Class B common shares.

5.   COMPREHENSIVE INCOME:

     Effective January 1, 1998, Chris-Craft adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Other comprehensive income includes only unrealized gains and losses on marketable securities classified as available-for-sale (see Note 2), net of a reclassification adjustment for gains (losses) included in net income. Comprehensive income is as follows (in thousands):

                                            Three Months
                                                Ended
                                              March 31,
                                          ----------------
                                            1999     1998
                                          -------  -------
    Net income                            $   748  $ 1,770
    Other comprehensive income, net
     of taxes and minority interests        2,425    7,430
                                          -------  -------
    Comprehensive income                  $ 3,173  $ 9,200
                                          =======  =======

6.   CAPITAL TRANSACTIONS OF SUBSIDIARIES:

     Since April 1990, BHC's Board of Directors has authorized the purchase of up to 7,081,087 Class A common shares. Through March 31, 1999, 6,895,590, shares were purchased, including 226,503 shares from UTV in June 1998, for a total cost of $516.5 million, including 34.7 million in the first three months of 1998. From January 1, 1997 through March 31, 1999, UTV purchased 99,100 of its common shares at an aggregate cost of $9.8 million, including $7.0 million in the first three months of 1998. No BHC or UTV shares were purchased during the first quarter of 1999.

     Such purchases, together with proceeds from the exercise of UTV stock options and BHC's special $1.00 per share dividend, in both periods, are reflected in capital transactions of subsidiaries in the accompanying condensed consolidated statements of cash flows, net of intercompany eliminations.

7.   COMMITMENTS AND CONTINGENCIES:

     Commitments of Chris-Craft's television stations for film contracts entered into but not available for broadcasting at March 31, 1999 aggregated approximately $352.1 million, including $94.9 million applicable to UTV. BHC also has a remaining commitment to invest over time up to $25.2 million, of which $14.8 million is to be invested in management buyout limited partnerships, including $11.0 million applicable to UTV.

     BHC expects to make significant expenditures developing UPN.  See
Note 3.

     In 1997, UTV signed a definitive agreement to purchase the assets of UHF television station WRBW in Orlando, Florida, for $60 million and possible future consideration. The acquisition is subject to Federal Communications Commission approval and other conditions in the agreement.

     As set forth in Note 9 of Notes to Consolidated Financial Statements in Chris-Craft's 1998 Annual Report, Chris-Craft has been named as a defendant (or a "potentially responsible party") in certain actions seeking recovery for environmental damage allegedly related to
(i) the activities (discontinued since 1983) of 50% owned Montrose Chemical Corporation of California ("Montrose California") and (ii) the activities of Montrose Chemical Co., a predecessor company to Chris-Craft. Chris-Craft does not presently consider liability to be "probable" in any of the Montrose California related matters and is unable to determine at this stage if it could have any liability regarding Montrose Chemical Co. Accordingly, no amount has been reserved in Chris-Craft's financial statements relating to these matters.

     In April 1999, a jury awarded damages totalling $7.3 million to a former WWOR employee who filed suit alleging discrimination by the station. The station and its counsel believe the award to be unjustified, and intend to appeal. The judgement is not yet final, and it is not possible to reasonably estimate the amount, if any, which ultimately will be paid. Accordingly, no amount has been reserved in Chris-Craft's financial statements relating to this matter.

8.   EARNINGS PER SHARE:

     Computations of earnings per share, all of which give retroactive effect to the April 1999 3% stock dividend, are as follows (in thousands of dollars except per share amounts):

                                                Three Months
                                               Ended March 31,
                                           ----------------------
                                              1999        1998
                                           ----------  ----------
BASIC:
------
Weighted average common and Class B
  common shares outstanding                33,602,774  33,474,800
                                           ==========  ==========
Net income                                 $      748  $    1,770
Less:  Preferred stock dividend                  (101)       (105)
                                           ----------  ----------
Income available to common shareholders    $      647  $    1,665
                                           ==========  ==========
Basic earnings per share                   $      .02  $      .05
                                           ==========  ==========

DILUTED:
--------
Weighted average common and Class B
  common shares outstanding                33,602,774  33,474,800
Assumed conversion of $1.40 preferred
  stock                                     8,225,434   8,585,147
Assumed exercise of stock options             202,312     375,455
                                           ----------  ----------
Total shares used in computation           42,030,520  42,435,402
                                           ==========  ==========

Income available to common shareholders    $      647  $    1,665
Convertible preferred stock dividend               83          86
Dilution of UTV net income from UTV
  stock options                                    (8)        (14)
                                           ----------- ----------
Income available assuming dilution         $      722  $    1,737
                                           ==========  ==========
Diluted earnings per share                 $      .02  $      .04
                                           ==========  ==========

9.   INDUSTRY SEGMENT INFORMATION:

     Chris-Craft has two reportable segments, the Television Division and the Industrial Division. UPN, which is accounted for on the equity method, is also considered a reportable segment under SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." However, all required segment information is included in Note 3.

     Operating revenues and operating income for the first quarter of 1999 and 1998 are as follows (in thousands):

                         Operating Revenues         Operating Income
                         ------------------        ------------------
                           1999      1998            1999      1998
                         --------  --------        --------  --------
  Television Division    $106,495  $ 99,575        $ 23,373  $ 16,529
  Industrial Division       4,965     5,399             785       949
  Corporate and other        -         -             (4,592)   (8,138)
                         --------  --------        --------  --------
                         $111,460  $104,974        $ 19,566  $  9,340
                         ========  ========        ========  ========

                     CHRIS-CRAFT INDUSTRIES, INC.
                     ----------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
        CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------


Liquidity and Capital Resources
-------------------------------

     Chris-Craft's financial position continues to be strong and highly liquid. Consolidated cash and marketable securities totalled $1.41 billion at March 31, 1999, and Chris-Craft has no debt outstanding. Chris-Craft's 79.96% owned television broadcasting subsidiary, BHC Communications, Inc., has expended significant funds developing United Paramount Network since UPN's inception in 1994, but cash flow provided from BHC's operating activities has exceeded such BHC funding of UPN.

     Chris-Craft's operating cash flow is generated primarily by its Television Division's core television station group. Broadcast cash flow reflects station operating income plus depreciation and film contract amortization less film contract payments. The relationship between film contract payments and related amortization may vary greatly between periods (payments exceeded amortization by $2.2 million in the first quarter of 1999 and by $4.3 million in the corresponding 1998 period), and is dependent upon the mix of programs aired and payment terms of the stations' contracts. Reflecting such amounts, broadcast cash flow in the first quarter of 1999 increased 47%, while station earnings increased 32%, as explained below. Although broadcast cash flow is often used in the broadcast television industry as an ancillary measure, it is not synonymous with operating cash flow computed in accordance with generally accepted accounting principles, and should not be considered alone or as a substitute for measures of performance computed in accordance with generally accepted accounting principles.

     Chris-Craft's operating cash flow additionally reflects earnings associated with its cash and marketable securities, most of which are held by BHC. Consolidated cash and marketable securities declined just slightly, to $1.41 billion at March 31, 1999, from $1.42 billion at December 31, 1998. Such decline was incurred despite first quarter operating cash flow of $43.1 million, primarily due to UPN funding by BHC and Chris-Craft treasury stock purchases.

     BHC generates most of Chris-Craft's consolidated cash flow. Parent company obligations consist solely of corporate office expenditures, current and accrued. Most parent company cash flow in recent years has been provided from the receipt by Chris-Craft of its share of special dividends paid by BHC. BHC has paid $1.00 per share special cash dividends in February 1999, aggregating $22.5 million, February 1998, aggregating $22.7 million, and February 1997, aggregating $23.6 million, with Chris-Craft receiving $18 million of each such amount. BHC plans to consider annually the payment of a special dividend.

     Chris-Craft, from time to time, has purchased shares of its own capital stock, including 191,200 common shares purchased during the first quarter of 1999 at an aggregate cost of $8.6 million. At March 31, 1999, 640,902 common shares remained authorized for purchase.

    Since April 1990, BHC's Board of Directors has authorized the purchase of up to 7,081,087 of its Class A common shares. Through March 31, 1999, 6,895,590 shares were purchased, including 226,503 shares in 1998 from United Television, Inc., BHC's 58.5% owned subsidiary, for a total cost of $516.5 million. From January 1, 1997 through March 31, 1999, UTV expended $9.8 million acquiring its own common shares, and 729,649 UTV shares remained authorized for purchase at that date. No such shares were acquired by BHC or UTV during the first quarter of 1999.

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

     In July 1994, BHC, along with Viacom Inc.'s Paramount Television Group, formed UPN, a broadcast television network which premiered in January 1995. BHC owned 100% of UPN from its inception through January 15, 1997, when Viacom completed the exercise of its option to acquire a 50% interest in UPN. BHC and Viacom now share equally in UPN losses and funding requirements. UPN, still in its development, incurred start-up losses of $177.2 million in 1998, $170.2 million in 1997, $146.3 million in 1996 and $129.3 million in 1995, and is expected for the next several years to continue to incur substantial start-up losses and to require significant funding. BHC funding of UPN totalled $33.1 million in the first quarter of 1999.

     Chris-Craft's television stations make commitments for programming that will not be available for telecasting until future dates. At March 31, 1999, commitments for such programming totalled approximately $352.1 million, including $94.9 million applicable to UTV. BHC also has a remaining commitment to invest over time up to $25.2 million, of which $14.8 million is to be invested in management buyout limited partnerships, including $11.0 million applicable to UTV. Chris-Craft capital expenditures generally have not been material in relation to its financial position, and the related capital expenditure commitments at March 31, 1999 (including any related to UPN) were not material. During 1998, Chris-Craft stations began converting to digital television (DTV). In April 1999, KBHK in San Francisco became the first of the Chris-Craft stations to make the initial conversion to DTV signal transmission. The conversion will require the purchase of digital transmitting equipment to telecast over newly assigned frequencies. This conversion is expected to take a number of years and will be subject to competitive market conditions. Chris-Craft expects that its expenditures for UPN, future film contract commitments and capital requirements for its present business, including the cost to convert to DTV, will be satisfied primarily from operations, marketable securities or cash balances.

     As set forth in Note 7, Chris-Craft has been named as a defendant (or a "potentially responsible party") in certain actions seeking recovery for environmental damage allegedly related to (i) the activities (discontinued since 1983) of 50% owned Montrose Chemical Corporation of California ("Montrose California") and (ii) the activities of Montrose Chemical Co., a predecessor company to Chris-Craft. As further set forth in Note 7, Chris-Craft does not presently consider liability to be "probable" in any of the Montrose California related matters and believes it has been erroneously identified as a potentially responsible party and is unable to determine at this stage if it could have any liability regarding Montrose Chemical Co. Accordingly, no amount has been reserved in Chris-Craft's financial statements relating to these matters.

     Chris-Craft, which completed an assessment of its year 2000 issues in 1998, believes that the total estimated compliance cost is immaterial. Chris-Craft expects to have completed all remediation efforts, including third party systems testing, by September 30, 1999. Chris-Craft continues to believe that such issues will not have a material effect on its business, results of operations or financial condition.

Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------

     Chris-Craft is subject to certain market risk relating to its marketable securities holdings, which are all held for other than trading purposes. The table below provides information as of March 31, 1999 about the U.S. Government securities which are subject to interest rate sensitivity and the equity securities which are subject to equity market sensitivity.

(in thousands)
                                        Cost            Fair Value
                                        ----            ----------

  U.S. Government securities         $ 1,096,064        $ 1,096,606
  Equity securities                  $    73,569        $   110,643


Results of Operations
---------------------

     Chris-Craft net income in the first quarter of 1999 declined to $748,000, or $.02 per share ($.02 per share diluted), from net income in last year's first quarter of $1,770,000, or $.05 per share ($.04 per share diluted). The decline in net income primarily reflects an increase in BHC's 50% share of UPN's first quarter loss, which was only partially offset by an increase in Television Division operating income.

     Operating revenues and operating income for the first quarters of 1999 and 1998 are as follows (in thousands):

                         Operating Revenues         Operating Income
                         ------------------        ------------------
                           1999      1998            1999      1998
                         --------  --------        --------  --------
  Television Division    $106,495  $ 99,575        $ 23,373  $ 16,529
  Industrial Division       4,965     5,399             785       949
  Corporate and other        -         -             (4,592)   (8,138)
                         --------  --------        --------  --------
                         $111,460  $104,974        $ 19,566  $  9,340
                         ========  ========        ========  ========

     Television Division operating income increased 41%, to $23,373,000 from $16,529,000, as earnings at the Division's core television station group rose 32%, to $26,699,000 from last year's $20,224,000. Approximately $4.3 million of the station earnings increase reflects copyright royalties paid to the Division's New York station, WWOR, for prior years, when certain of its programming was carried on distant cable systems. In addition, station expense associated with stock price based retirement plans declined approximately $1.3 million from last year's first quarter. Adjusting for these two items, station earnings increased 4% from last year's period. Station operating revenues rose 7%, to $104,423,000 from $97,624,000. Excluding the royalty payment, station operating revenues rose 3%.

     Corporate office expense in the first quarter declined to $4,592,000 from $8,138,000 last year, primarily reflecting a $4.4 million decline in its expense associated with stock price based retirement plans. Consolidated operating income accordingly rose 109%, to $19,566,000 from $9,340,000.

     UPN's first quarter loss widened substantially from last year's, primarily reflecting the expansion of the network's prime time schedule to five weekday evenings from three in last year's first quarter. BHC's 50% share of such loss totalled $30,150,000, compared to last year's $19,910,000. UPN is still in its development and is expected for the next several years to continue to record substantial start-up losses.

     Interest and other income totalled $18,676,000, compared to $19,711,000 recorded in last year's first quarter. This income consists mostly of amounts earned on Chris-Craft's substantial cash and marketable securities holdings. Such earnings declined from last year's first quarter primarily due to lower interest rates.

     Chris-Craft's effective income tax rate rose to 44.5% from 38.3% in the first quarter of 1998, primarily reflecting the realization in 1998 of certain income tax benefits.

     Minority interest reflects the interest of shareholders other than Chris-Craft in the net income of BHC, 79.96% owned by Chris-Craft at March 31, 1999 and 79.5% owned by Chris-Craft at March 31, 1998, and the interest of shareholders other than BHC in the net income of UTV, 58.5% owned by BHC at March 31, 1999 and 58.7% owned by BHC at March 31, 1998.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ----------------------------------------------------------

     The information appearing in Management's Discussion and Analysis under the caption "Quantitative and Qualitative Disclosures about
Market Risk" is incorporated herein by this reference.


                    CHRIS-CRAFT INDUSTRIES, INC.
                    ----------------------------
                     PART II. OTHER INFORMATION
                     --------------------------

Item 1.        Legal Proceedings.
               ------------------

     Chris-Craft reported that on April 6, 1999 a Superior Court jury in Bergen County, New Jersey returned a verdict in favor of a former employee at WWOR-TV in a lawsuit alleging discrimination by the station. WWOR-TV, Inc. is a wholly-owned subsidiary of BHC. The jury awarded a total of $7.3 million in compensatory and punitive damages. Pending post-trial motions, the jury award has not yet been entered as a final judgement by the trial judge. The station and its counsel believe the award was not justified by either the evidence or the law, and intend to appeal. As the judgement is not yet final, and the amount, if any, ultimately to be paid cannot be reasonably estimated, no provision for an amount in excess of insurance coverage has been made in the accompanying financial statements for the period ended March 31, 1999.


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

Date:  May 14, 1999

                          EXHIBIT INDEX


Incorporated by
Reference to:        Exhibit No.              Exhibit
-------------        -----------              -------

                        27           Financial Data Schedule