Form 10-Q
period 1999-06-30
CHRIS CRAFT INDUSTRIES INC
filed 1999-08-13
CIK 20067

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                             FORM 10-Q
    (MARK ONE)
    /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1999
                               --------------------------------
                               OR

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

As of July 31, 1999 there were 25,319,453 shares of the issuer's Common Stock outstanding and 8,228,427 shares of the issuer's Class B Common Stock outstanding.

                  PART I -- FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS
                     CHRIS-CRAFT INDUSTRIES, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands of dollars)
                              (UNAUDITED)
                -------------------------------------

                                            June 30,    December 31,
                                              1999          1998
                                          -----------   -----------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents               $   186,157   $   204,297
  Marketable securities (substantially
    all U.S. Government securities)         1,205,062     1,211,246
  Accounts receivable, net                     93,320        88,382
  Film contract rights                         46,091        99,883
  Prepaid expenses and other current
    assets                                     60,548        52,933
                                          -----------   -----------
    Total current assets                    1,591,178     1,656,741
                                          -----------   -----------
INVESTMENTS                                    84,264        69,881
                                          -----------   -----------
FILM CONTRACT RIGHTS, less current
 portion                                       15,932        23,619
                                          -----------   -----------
PROPERTY AND EQUIPMENT, net                    52,695        51,579
                                          -----------   -----------
INTANGIBLE ASSETS                             421,945       428,254
                                          -----------   -----------
OTHER ASSETS                                   17,467        15,349
                                          -----------   -----------
                                          $ 2,183,481   $ 2,245,423
                                          ===========   ===========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
CURRENT LIABILITIES:
  Film contracts payable within one year  $    73,830   $    96,595
  Accounts payable and accrued expenses       111,983       130,515
  Income taxes payable                         39,118        41,653
                                          -----------   -----------
    Total current liabilities                 224,931       268,763
                                          -----------   -----------
FILM CONTRACTS PAYABLE AFTER ONE YEAR          38,972        62,050
                                          -----------   -----------
OTHER LONG-TERM LIABILITIES                    24,928        26,321
                                          -----------   -----------
MINORITY INTEREST                             485,936       479,820
                                          -----------   -----------
COMMITMENTS AND CONTINGENCIES (NOTE 7)

SHAREHOLDERS' INVESTMENT:
  Prior preferred stock - $1.00 dividend;
   currently authorized 73,399 shares;
   outstanding 73,399 shares                    1,578         1,578
  Convertible preferred stock - $1.40
   dividend; currently authorized 234,609
   shares; outstanding 234,609 and 235,935
   shares                                       4,106         4,129
  Class B common stock - par value $.50
   per share; currently authorized
   50,000,000 shares; outstanding 8,236,413
   and 8,127,937 shares                         4,118         4,064
  Common stock - par value $.50 per share;
   currently authorized 100,000,000 shares;
   outstanding 25,525,989 and 24,556,196
   shares                                      13,554        13,069
  Capital surplus                             420,750       376,375
  Retained earnings                           956,453       993,184
  Treasury stock, at cost                     (10,531)         -
  Accumulated other comprehensive income       18,686        16,070
                                          -----------   -----------
                                            1,408,714     1,408,469
                                          -----------   -----------
                                          $ 2,183,481   $ 2,245,423
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

                      CHRIS-CRAFT INDUSTRIES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (In thousands of dollars except per share data)
                              (UNAUDITED)
             -----------------------------------------------



                            Three Months             Six Months
                           Ended June 30,           Ended June 30,
                       ----------------------  ----------------------
                          1999        1998        1999       1998
                       ----------  ----------  ----------  ----------
OPERATING REVENUES     $  123,825  $  125,685  $  235,285  $  230,659
                       ----------  ----------  ----------  ----------
OPERATING EXPENSES:
  Expenses directly
    associated with
    revenues               56,879      55,539     111,651     110,150
  Selling, general and
    administrative         39,259      35,658      76,381      76,681
                       ----------  ----------  ----------  ----------
                           96,138      91,197     188,032     186,831
                       ----------  ----------  ----------  ----------
    Operating income       27,687      34,488      47,253      43,828
                       ----------  ----------  ----------  ----------
OTHER INCOME (EXPENSE):
  Interest and other
    income, net            24,464      20,013      43,140      39,724
  Equity in United
    Paramount Network
    loss                  (27,188)    (22,471)    (57,338)    (42,381)
                       ----------  ----------  ----------  ----------
                           (2,724)     (2,458)    (14,198)     (2,657)
                       ----------  ----------  ----------  ----------
    Income before income
      taxes and minority
      interest             24,963      32,030      33,055      41,171

INCOME TAX PROVISION       10,600      12,000      14,200      15,500
                       ----------  ----------  ----------  ----------
    Income before
      minority interest    14,363      20,030      18,855      25,671

MINORITY INTEREST          (7,641)     (7,908)    (11,385)    (11,779)
                       ----------  ----------  ----------  ----------
    Net income         $    6,722  $   12,122  $    7,470  $   13,892
                       ==========  ==========  ==========  ==========
Earnings per share:
  Basic                $      .20  $      .36  $      .22  $      .41
                       ==========  ==========  ==========  ==========
  Diluted              $      .16  $      .28  $      .18  $      .33
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

                 CHRIS-CRAFT INDUSTRIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (In thousands of dollars)
                            (UNAUDITED)
           -----------------------------------------------

                                                     Six Months
                                                    Ended June 30,
                                                 --------------------
                                                    1999       1998
                                                 ---------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                      $   7,470  $  13,892
 Adjustments to reconcile net income to net
  cash provided from operating activities:
    Film contract payments                         (50,302)   (50,642)
    Film contract amortization                      47,943     41,455
    Depreciation and other amortization             11,633     10,944
    Equity in United Paramount Network loss         57,338     42,381
    Minority interest                               11,385     11,779
    Other                                           (7,714)      (653)
    Changes in assets and liabilities:
      Accounts receivable                           (4,938)    (1,010)
      Other assets                                  (7,939)    (1,807)
      Accounts payable and other liabilities           240     (1,759)
      Income taxes                                     914      6,548
                                                 ---------  ---------
          Net cash provided from operating
           activities                               66,030     71,128
                                                 ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Disposition of marketable securities, net          10,869     55,192
 Investment in United Paramount Network            (59,950)   (44,250)
 Station acquisition (includes $77,712 of
  intangibles)                                        -       (80,280)
 Other investments                                 (12,460)   (21,734)
 Capital expenditures, net                          (6,440)    (4,605)
 Other                                                (637)      (845)
                                                 ---------  ---------
          Net cash used in investing activities    (68,618)   (96,522)
                                                 ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Capital transactions of subsidiaries               (5,894)   (49,283)
 Purchase of treasury stock                        (10,531)   (10,758)
 Proceeds from option exercises                      1,075      3,039
 Other                                                (202)      (209)
                                                 ---------  ---------
          Net cash used in financing activities    (15,552)   (57,211)
                                                 ---------  ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS          (18,140)   (82,605)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     204,297    290,009
                                                 ---------  ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD         $ 186,157  $ 207,404
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

                       CHRIS-CRAFT INDUSTRIES, INC.
                       ----------------------------
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          ----------------------------------------------------

1.   PRINCIPLES OF CONSOLIDATION:

     The accompanying condensed consolidated financial statements include the accounts of Chris-Craft Industries, Inc. and its subsidiaries, including Chris-Craft's majority owned (79.96% at June 30, 1999) television broadcasting subsidiary, BHC Communications, Inc., and BHC's majority owned (58.5% at June 30, 1999) subsidiary, United Television, Inc. (UTV). The pro rata interests of BHC and UTV minority shareholders in the net income of the respective companies are reflected in minority interest in the accompanying condensed consolidated statements of income. The minority shareholders' interests in the net assets of BHC and UTV are reflected as minority interest in the accompanying condensed consolidated balance sheets. Intercompany accounts and transactions have been eliminated.

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

     At June 30, 1999, Chris-Craft's marketable securities consisted of U.S. Government securities, which had a cost of $1,098,178,000 and a fair value of $1,097,292,000, and equity securities, which had a cost of $68,288,000 and a fair value of $107,770,000. The difference between aggregate cost and fair value of $38,596,000 ($18,686,000, net of income taxes and minority interests) is reflected as an increase to shareholders' investment in the accompanying condensed consolidated balance sheet. Of the investments in U.S. Government securities, all mature within one year.

     At December 31, 1998, Chris-Craft's marketable securities consisted of U.S. Government securities, which had a cost of $1,093,744,000 and a fair value of $1,095,373,000, and equity securities, which had a cost of $83,881,000 and a fair value of $115,873,000. The difference between aggregate cost and fair value of $33,621,000 ($16,070,000, net of income taxes and minority interests) is reflected as an increase to shareholders' investment in the accompanying condensed consolidated balance sheet.

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

     UPN has been organized as a partnership, and BHC's partnership interest is accounted for under the equity method. The carrying value of such interest totalled $3,227,000 at June 30, 1999 and $615,000 at December 31, 1998, and is included in Investments in the accompanying condensed consolidated balance sheets. UPN is still in its development and is expected to continue to incur significant start-up losses and to require significant funding for the next several years.

     UPN's condensed statements of operations are as follows (in thousands):
                            Three Months             Six Months
                           Ended June 30,          Ended June 30,
                       ---------------------    ---------------------
                          1999        1998         1999       1998
                       ---------   ---------    ---------   ---------
Operating revenues     $  32,918   $  26,593    $  63,372   $  47,796
Operating expenses        87,662      71,987      178,726     133,357
                       ---------   ---------    ---------   ---------
    Operating loss       (54,744)    (45,394)    (115,354)    (85,561)
Other income, net            367         451          677         798
                       ---------   ---------    ---------   ---------
    Net loss           $ (54,377)  $ (44,943)   $(114,677)  $ (84,763)
                       =========   =========    =========   =========

4.   SHAREHOLDERS' INVESTMENT:

     Chris-Craft paid 3% stock dividends on its common and Class B common stock in the respective shares of such classes on April 1, 1999. During the six months ended June 30, 1999, 133,883 shares of Class B common stock were converted into 133,883 shares of common stock, and 1,326 shares of $1.40 convertible preferred stock were converted into 46,044 shares of common stock and 46 shares of Class B common stock. In addition, 91,093 shares of common stock, including 34,780 shares held in treasury, were issued upon exercise of stock options, and 34,780 shares of common stock were received in partial payment of option exercises. During the six month period, 233,400 shares of common stock were purchased by Chris-Craft, all of which were held in treasury at June 30, 1999. As of June 30, 1999, 598,702 shares of common stock and 12,899 shares of $1.00 prior preferred stock remained authorized for purchase.

     As of June 30, 1999, shares of Chris-Craft's authorized but unissued common stock were reserved for issuance as follows:

                                                        Shares
                                                      ----------
    Conversion of Class B common stock                 8,236,413
    Conversion of $1.40 convertible preferred stock    8,183,818*
    Stock options (including options
      outstanding for 2,764,214 shares)                5,333,868
                                                      ----------
                                                      21,754,099
                                                      ==========
         *Including Class B common shares.

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

                                     Three Months      Six Months
                                         Ended           Ended
                                       June 30,         June 30,
                                   ----------------  ----------------
                                     1999     1998     1999     1998
                                   -------  -------  -------  -------
Net income                         $ 6,722  $12,122  $ 7,470  $13,892
Other comprehensive income (loss),
 net of taxes and minority
 interests                             191     (717)   2,616    6,713
                                   -------  -------  -------  -------
Comprehensive income               $ 6,913  $11,405  $10,086  $20,605
                                   =======  =======  =======  =======

6.   CAPITAL TRANSACTIONS OF SUBSIDIARIES:

     Since April 1990, BHC's Board of Directors has authorized the purchase of up to 7,081,087 Class A common shares. Through June 30, 1999, 6,895,590 shares were purchased, including 226,503 shares from UTV in June 1998, for a total cost of $516.5 million, including $62.5 million in the first six months of 1998. From January 1, 1997 through June 30, 1999, UTV purchased 107,500 of its common shares at an aggregate cost of $10.6 million, including $.8 million in the first six months of 1999 and $7.0 million in the first six months of 1998.

     Such purchases, together with proceeds from the exercise of UTV stock options and, in both periods, BHC's special $1.00 per share dividend and UTV's $.50 per share dividend are reflected in capital transactions of subsidiaries in the accompanying condensed consolidated statements of cash flows, net of intercompany eliminations and minority interests.

7.   COMMITMENTS AND CONTINGENCIES:

     Commitments of Chris-Craft's television stations for film contracts entered into but not available for broadcasting at June 30, 1999 aggregated approximately $368.5 million, including $98.5 million applicable to UTV. BHC also has a remaining commitment to invest over time up to $28.5 million, of which $17.8 million is in investment limited partnerships, including $14.0 million applicable to UTV.

     BHC expects to make significant expenditures developing UPN.  See
Note 3.

     In 1997, UTV signed a definitive agreement to purchase the assets of UHF television station WRBW in Orlando, Florida, for $60 million and possible future consideration. See Note 10.

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

     In April 1999, a jury awarded damages totalling $7.3 million (excluding interest and legal fees which are not expected to be material) to a former WWOR employee who filed suit alleging discrimination by the station. The station and its counsel believe the award to be unjustified, and intend to appeal. The judgement is not yet final, and it is not possible to reasonably estimate the amount, if any, which ultimately will be paid. Accordingly, no amount has been reserved in Chris-Craft's financial statements relating to this matter.

8.   EARNINGS PER SHARE:

     Computations of earnings per share, all of which give retroactive effect to the April 1999 3% stock dividend, are as follows (in thousands of dollars except per share amounts):

                            Three Months             Six Months
                           Ended June 30,          Ended June 30,
                       ----------------------  ----------------------
                          1999        1998        1999        1998
                       ----------  ----------  ----------  ----------
BASIC:
------
Weighted average common
  and Class B common
  shares outstanding   33,522,204  33,504,521  33,562,489  33,489,661
                       ==========  ==========  ==========  ==========
Net income             $    6,722  $   12,122  $    7,470  $   13,892
Less:  Preferred stock
  dividends                  (100)       (102)       (201)       (207)
                       ----------  ----------  ----------  ----------
Income available to
  common shareholders  $    6,622  $   12,020  $    7,269  $   13,685
                       ==========  ==========  ==========  ==========
Basic earnings per
  share                $      .20  $      .36  $      .22  $      .41
                       ==========  ==========  ==========  ==========
DILUTED:
--------
Weighted average common
  and Class B common
  shares outstanding   33,522,204  33,504,521  33,562,489  33,489,661
Assumed conversion of
 $1.40 preferred stock  8,199,481   8,535,648   8,212,457   8,560,379
Assumed exercise of
 stock options            280,242     339,491     241,277     357,472
                       ----------  ----------  ----------  ----------
Total shares used
 in computation        42,001,927  42,379,660  42,016,223  42,407,512
                       ==========  ==========  ==========  ==========
Income available to
 common shareholders   $    6,622  $   12,020  $    7,269  $   13,685
Convertible preferred
 stock dividend                81          84         164         170
Dilution of UTV net
 income from UTV
 stock options                (26)        (26)        (34)        (40)
                       ----------  ----------  ----------  ----------
Income available
 assuming dilution     $    6,677  $   12,078  $    7,399  $   13,815
                       ==========  ==========  ==========  ==========
Diluted earnings per
 share                 $      .16  $      .28  $      .18  $      .33
                       ==========  ==========  ==========  ==========

9.   SEGMENT REPORTING:

     Chris-Craft has two reportable segments, the Television Division and the Industrial Division. UPN, which is accounted for on the equity method, is also considered a reportable segment under SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." However, all required segment information relating to UPN is included in
Note 3.

     Operating revenues and operating income for the second quarter and six months ended June 30, 1999 and 1998 are as follows (in thousands):

                         Operating Revenues         Operating Income
                         ------------------        ------------------
                         1999      1998            1999      1998
                         --------  --------        --------  --------
Second Quarter
  Television Division    $118,369  $120,500        $ 33,169  $ 37,512
  Industrial Division       5,456     5,185           1,049       865
  Corporate and other        -         -             (6,531)   (3,889)
                         --------  --------        --------  --------
                         $123,825  $125,685        $ 27,687  $ 34,488
                         ========  ========        ========  ========
Six Months
  Television Division    $224,864  $220,075        $ 56,542  $ 54,041
  Industrial Division      10,421    10,584           1,834     1,814
  Corporate and other        -         -            (11,123)  (12,027)
                         --------  --------        --------  --------
                         $235,285  $230,659        $ 47,253  $ 43,828
                         ========  ========        ========  ========

10.  SUBSEQUENT EVENT:

     In July 1999, UTV completed the acquisition of the assets of UHF television station WRBW in Orlando, Florida, for $60 million plus a net amount of $8,174,000 related to the purchase of receivables, assumption of programming obligations and other adjustments. The purchase price was paid from working capital. UTV remains obligated for possible future consideration relating to the purchase of up to $25 million.


                     CHRIS-CRAFT INDUSTRIES, INC.
                     ----------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
        CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------


Liquidity and Capital Resources
-------------------------------

     Chris-Craft's financial position continues to be strong and highly liquid. Cash and marketable securities totalled $1.39 billion at June 30, 1999, and Chris-Craft has no debt outstanding. Chris-Craft's 79.96% owned television broadcasting subsidiary, BHC Communications, Inc., has expended significant funds developing United Paramount Network since UPN's inception in 1994, but cash flow provided from BHC's operating activities has exceeded such BHC funding of UPN.

     Chris-Craft's operating cash flow is generated primarily by its Television Division's core television station group. Broadcast cash flow reflects station operating income plus depreciation and film contract amortization less film contract payments. The relationship between film contract payments and related amortization may vary greatly between periods (payments exceeded amortization by $2.4 million in the six month period ended June 30, 1999 and by $9.2 million in the corresponding 1998 period), and is dependent upon the mix of programs aired and payment terms of the stations' contracts. Reflecting such amounts, broadcast cash flow in the first six months of 1999 increased 17%, while station earnings increased 5%, as explained below. Although broadcast cash flow is often used in the broadcast television industry as an ancillary measure, it is not synonymous with operating cash flow computed in accordance with generally accepted accounting principles, and should not be considered alone or as a substitute for measures of performance computed in accordance with generally accepted accounting principles.

     Chris-Craft's cash flow additionally reflects earnings associated with its cash and marketable securities, most of which are held by BHC. Such balances declined slightly, to $1.39 billion at June 30, 1999, from $1.42 billion at December 31, 1998. Such $24.3 million decline was incurred despite six month operating cash flow of $66 million, primarily due to UPN funding by BHC and Chris-Craft treasury stock purchases.

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

     Chris-Craft, from time to time, has purchased shares of its own capital stock, including 233,400 common shares purchased during the first six months of 1999 at an aggregate cost of $10,531,000. At June 30, 1999, 598,702 common shares remained authorized for purchase.

     Since April 1990, BHC's Board of Directors has authorized the purchase of up to 7,081,087 Class A common shares. Through December 31, 1998, 6,895,590 shares were purchased, including 226,503 shares in 1998 from United Television, Inc., BHC's 58.5% owned subsidiary, for a total cost of $516.5 million. During the three year period ended December 31, 1998, UTV expended $42.6 million acquiring its own common shares, and 729,649 UTV shares remained authorized for purchase at that date. No additional such shares were acquired by BHC during the first six months of 1999, and UTV expended $.8 million acquiring its own common shares during that period.

     UTV purchased the assets of UHF television station In January 1998, WHSW, Channel 24, in Baltimore, Maryland for $80.3 million in cash. The station's call letters were changed to WUTB and the station became a UPN affiliate. In 1997, UTV signed a definitive agreement to purchase the assets of UHF television station WRBW, Channel 65, in Orlando, Florida. The acquisition was completed in July 1999 for $60 million plus a net amount of $8,174,000 related to the purchase of receivables, assumption of programming obligations and other adjustments. The purchase price was paid from working capital. UTV remains obligated for possible future consideration relating to the purchase of up to $25 million. Chris-Craft intends to further expand its operations in the media, entertainment and communications industries and to explore business opportunities in other industries. Chris-Craft believes it is capable of raising significant additional capital to augment its already substantial financial resources, if desired, to fund such additional expansion.

     In July 1994, BHC, along with Viacom Inc.'s Paramount Television Group, formed UPN, a broadcast television network which premiered in January 1995. BHC owned 100% of UPN from its inception through January 15, 1997, when Viacom completed the exercise of its option to acquire a 50% interest in UPN. BHC and Viacom now share equally in UPN losses and funding requirements. UPN, still in its development, incurred start-up losses of $177.2 million in 1998, $170.2 million in 1997, $146.3 million in 1996 and $129.3 million in 1995, and is expected for the next several years to continue to incur substantial start-up losses and to require significant funding. BHC funding of UPN totalled $60 million in the first six months of 1999.

     Chris-Craft's television stations make commitments for programming that will not be available for telecasting until future dates. At June 30, 1999, commitments for such programming totalled approximately $368.5 million, including $98.5 million applicable to UTV. BHC also has a remaining commitment to invest over time up to $28.5 million, of which $17.8 million is in investment limited partnerships, including $14.0 million applicable to UTV. Chris-Craft's capital expenditures generally have not been material in relation to its financial position, and the related capital expenditure commitments at June 30, 1999 (including any related to UPN) were not material. During 1998, Chris-Craft stations began converting to digital television (DTV). The conversion will require the purchase of digital transmitting equipment to telecast over newly assigned frequencies. In April 1999, KBHK in San Francisco became the first of the Chris-Craft stations to make the initial conversion to DTV signal transmission. This conversion is expected to take a number of years and will be subject to competitive market conditions. Chris-Craft expects that its expenditures for UPN, future film contract commitments and capital requirements for its present business, including the cost to convert to DTV, will be satisfied primarily from operations, marketable securities or cash balances.

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

Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------

     Chris-Craft is subject to certain market risk relating to its marketable securities holdings, which are all held for other than trading purposes. The table below provides information as of June 30, 1999 about the U.S. Government securities which are subject to interest rate sensitivity and the equity securities which are subject to equity market sensitivity.

(in thousands)
                                        Cost            Fair Value
                                        ----            ----------

  U.S. Government securities         $ 1,098,178        $ 1,097,292
  Equity securities                  $    68,288        $   107,770


Results of Operations
---------------------

     Chris-Craft net income in the second quarter of 1999 totalled $6,722,000, or $.20 per share ($.16 per share diluted), compared to net income in last year's second quarter of $12,122,000, or $.36 per share ($.28 per share diluted). Lower earnings at our core television station group and higher start-up losses at UPN were only partially offset by increased interest and other income.

     For the first six months of 1999, Chris-Craft net income totalled $7,470,000, or $.22 per share ($.18 per share diluted), compared to net income of $13,892,000, or $.41 per share ($.33 per share diluted), in last year's comparable period. The decline in year to date earnings mostly reflects higher UPN losses.

     Operating revenues and operating income for the second quarter and six months ended June 30, 1999 and 1998 are as follows (in thousands):

                         Operating Revenues         Operating Income
                         ------------------        ------------------
                         1999      1998            1999      1998
                         --------  --------        --------  --------
Second Quarter
  Television Division    $118,369  $120,500        $ 33,169  $ 37,512
  Industrial Division       5,456     5,185           1,049       865
  Corporate and other        -         -             (6,531)   (3,889)
                         --------  --------        --------  --------
                         $123,825  $125,685        $ 27,687  $ 34,488
                         ========  ========        ========  ========
Six Months
  Television Division    $224,864  $220,075        $ 56,542  $ 54,041
  Industrial Division      10,421    10,584           1,834     1,814
  Corporate and other        -         -            (11,123)  (12,027)
                         --------  --------        --------  --------
                         $235,285  $230,659        $ 47,253  $ 43,828
                         ========  ========        ========  ========

     Station group earnings in the second quarter declined 9%, to $36,372,000 from last year's $40,017,000, as station operating revenues fell 2%, to $115,904,000 from $118,007,000, and station operating expenses rose 2%. Television Division operating income accordingly declined 12%, to $33,169,000 from $37,512,000 last year.

     For the first six months of 1999, station group earnings increased 5%, to $63,071,000 from $60,241,000, mainly due to approximately $4.8 million of copyright royalties, of which $4.3 million was recorded in the first quarter, paid to our New York station, WWOR, for prior years, when certain of its programming was carried on distant cable systems. Station operating revenues for the six months, including the royalty payments, rose 2%, to $220,327,000 from $215,631,000. Reflecting the increase in station group earnings, Television Division operating income in the period increased 5%, to $56,542,000 from $54,041,000.

     Industrial Division results in 1999 have not varied significantly from 1998 results.

     Corporate office expense increased $2.6 million in the second quarter, primarily reflecting a $1.3 million increase in stock price based retirement plan expense. Corporate office expense for the six month period declined $.9 million, as a $4.4 million decline in first quarter stock price based retirement plan expense more than offset the second quarter expense increases.

     Interest and other income, which consists mostly of amounts earned on Chris-Craft's consolidated cash and marketable securities holdings, rose to $24,464,000 in the second quarter from $20,013,000 last year, due mostly to marketable security gains, which offset a decline in interest income. Interest and other income totalled $43,140,000 in the six month period, compared to $39,724,000 last year.

     UPN's losses have widened in 1999 due to the expansion of the network's prime time schedule to five weekday evenings this year from three last year, ratings declines and expenses related to cancelled programs. BHC's 50% share of UPN's losses rose to $27,188,000 from $22,471,000 in the second quarter, and to $57,338,000 from $42,381,000 in the six month period.

     Chris-Craft's effective income tax rate rose to approximately 42% in the 1999 second quarter from approximately 37% in last year's second quarter, and rose to approximately 43% in the 1999 six month period, from approximately 38% in last year's corresponding period, primarily reflecting the realization in 1998 of certain income tax benefits.

     Minority interest reflects the interest of shareholders other than Chris-Craft in the net income of BHC, 79.96% owned by Chris-Craft at June 30, 1999 and June 30, 1998, and the interest of shareholders other than BHC in the net income of UTV, 58.5% owned by BHC at June 30, 1999 and 58.6% owned by BHC at June 30, 1998.

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


                    CHRIS-CRAFT INDUSTRIES, INC.
                    ----------------------------
                     PART II. OTHER INFORMATION
                     --------------------------

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

     The following matters were submitted to a vote of security holders at the Registrant's annual meeting of stockholders which was held on May 4, 1999.

     The following were elected directors, each receiving the number of votes set opposite his or her name:

                                                         Broker
                           For              Withheld    Non-votes
                           ---              --------    ---------

Jeanne J. Kirkpatrick   121,870,113          417,309       -0-
Norman Perlmutter       121,875,927          411,495       -0-
William D. Siegel       121,852,750          434,672       -0-
Evan C Thompson         121,857,930          429,492       -0-

     The selection of PricewaterhouseCoopers LLP as Chris-Craft's auditors for the current year was ratified by the following vote:

                                                              Broker
         For             Against            Abstain          Non-votes
         ---             -------            -------          ---------
    122,122,521          36,279             128,621             -0-

     The 1999 Management Incentive Plan was approved and adopted by the following votes:
                                                              Broker
         For             Against            Abstain          Non-votes
         ---             -------            -------          ---------
    112,903,379         4,092,052           703,900          4,588,090

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

Date:  August 13, 1999


                          EXHIBIT INDEX


Incorporated by
Reference to:        Exhibit No.              Exhibit
-------------        -----------              -------

                        27           Financial Data Schedule