Form 10-Q
period 1999-09-30
CHRIS CRAFT INDUSTRIES INC
filed 1999-11-15
CIK 20067

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                             FORM 10-Q
    (MARK ONE)
    /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1999
                               --------------------------------
                               OR

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

As of October 31, 1999 there were 25,608,607 shares of the issuer's Common Stock outstanding and 8,025,893 shares of the issuer's Class B Common Stock outstanding.

                  PART I -- FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS
                     CHRIS-CRAFT INDUSTRIES, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands of dollars)
                              (UNAUDITED)
                -------------------------------------

                                         September 30,  December 31,
                                              1999          1998
                                          -----------   -----------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents               $   149,839   $   204,297
  Marketable securities (substantially
    all U.S. Government securities)         1,203,667     1,211,246
  Accounts receivable, net                     91,210        88,382
  Film contract rights                        133,934        99,883
  Prepaid expenses and other current
    assets                                     47,383        52,933
                                          -----------   -----------
    Total current assets                    1,626,033     1,656,741
                                          -----------   -----------
INVESTMENTS                                    88,285        69,881
                                          -----------   -----------
FILM CONTRACT RIGHTS, less current
 portion                                       53,048        23,619
                                          -----------   -----------
PROPERTY AND EQUIPMENT, net                    60,583        51,579
                                          -----------   -----------
INTANGIBLE ASSETS                             475,977       428,254
                                          -----------   -----------
OTHER ASSETS                                   19,489        15,349
                                          -----------   -----------
                                          $ 2,323,415   $ 2,245,423
                                          ===========   ===========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
CURRENT LIABILITIES:
  Film contracts payable within one year  $   115,015   $    96,595
  Accounts payable and accrued expenses       142,481       130,515
  Income taxes payable                         36,046        41,653
                                          -----------   -----------
    Total current liabilities                 293,542       268,763
                                          -----------   -----------
FILM CONTRACTS PAYABLE AFTER ONE YEAR          95,032        62,050
                                          -----------   -----------
OTHER LONG-TERM LIABILITIES                    25,734        26,321
                                          -----------   -----------
MINORITY INTEREST                             492,966       479,820
                                          -----------   -----------
COMMITMENTS AND CONTINGENCIES (NOTE 7)

SHAREHOLDERS' INVESTMENT:
  Prior preferred stock - $1.00 dividend;
   currently authorized 73,399 shares;
   outstanding 73,399 shares                    1,578         1,578
  Convertible preferred stock - $1.40
   dividend; currently authorized 234,462
   shares; outstanding 234,462 and 235,935
   shares                                       4,103         4,129
  Class B common stock - par value $.50
   per share; currently authorized
   50,000,000 shares; outstanding 8,077,696
   and 8,127,937 shares                         4,039         4,064
  Common stock - par value $.50 per share;
   currently authorized 100,000,000 shares;
   outstanding 25,762,028 and 24,556,196
   shares                                      13,672        13,069
  Capital surplus                             423,053       376,375
  Retained earnings                           964,197       993,184
  Treasury stock, at cost                     (11,145)         -
  Accumulated other comprehensive income       16,644        16,070
                                          -----------   -----------
                                            1,416,141     1,408,469
                                          -----------   -----------
                                          $ 2,323,415   $ 2,245,423
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

                      CHRIS-CRAFT INDUSTRIES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (In thousands of dollars except per share data)
                              (UNAUDITED)
             -----------------------------------------------



                            Three Months            Nine Months
                        Ended September 30,     Ended September 30,
                       ----------------------  ----------------------
                          1999        1998        1999       1998
                       ----------  ----------  ----------  ----------
OPERATING REVENUES     $  119,804  $  107,352  $  355,089  $  338,011
                       ----------  ----------  ----------  ----------
OPERATING EXPENSES:
  Expenses directly
    associated with
    revenues               56,747      55,143     168,398     165,293
  Selling, general and
    administrative         38,706      27,570     115,087     104,251
                       ----------  ----------  ----------  ----------
                           95,453      82,713     283,485     269,544
                       ----------  ----------  ----------  ----------
    Operating income       24,351      24,639      71,604      68,467
                       ----------  ----------  ----------  ----------
OTHER INCOME (EXPENSE):
  Interest and other
    income, net            18,190      19,983      61,330      59,707
  Equity in United
    Paramount Network
    loss                  (16,900)    (10,438)    (74,238)    (52,819)
                       ----------  ----------  ----------  ----------
                            1,290       9,545     (12,908)      6,888
                       ----------  ----------  ----------  ----------
    Income before income
      taxes and minority
      interest             25,641      34,184      58,696      75,355

INCOME TAX PROVISION       11,000      13,000      25,200      28,500
                       ----------  ----------  ----------  ----------
    Income before
      minority interest    14,641      21,184      33,496      46,855

MINORITY INTEREST          (6,880)     (6,679)    (18,265)    (18,458)
                       ----------  ----------  ----------  ----------
    Net income         $    7,761  $   14,505  $   15,231  $   28,397
                       ==========  ==========  ==========  ==========
Earnings per share:
  Basic                $      .23  $      .43  $      .44  $      .84
                       ==========  ==========  ==========  ==========
  Diluted              $      .18  $      .34  $      .36  $      .67
                       ==========  ==========  ==========  ==========

        The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                   CHRIS-CRAFT INDUSTRIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (In thousands of dollars)
                            (UNAUDITED)
           -----------------------------------------------
                                                     Nine Months
                                                 Ended September 30,
                                                 --------------------
                                                    1999       1998
                                                 ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                      $  15,231  $  28,397
 Adjustments to reconcile net income to net
  cash provided from operating activities:
    Film contract payments                         (76,212)   (75,654)
    Film contract amortization                      69,435     61,506
    Depreciation and other amortization             17,873     16,356
    Equity in United Paramount Network loss         74,238     52,819
    Minority interest                               18,265     18,458
    Other                                           (9,313)    (2,292)
    Changes in assets and liabilities:
      Accounts receivable                           (1,531)    14,440
      Other assets                                  (4,979)       834
      Accounts payable and other liabilities         6,976     (3,964)
      Income taxes                                  (2,118)     9,300
                                                 ---------  ---------
          Net cash provided from operating
           activities                              107,865    120,200
                                                 ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Disposition of marketable securities, net          20,315    128,648
 Investment in United Paramount Network            (75,950)   (57,000)
 Station acquisitions (includes $57,521 and
    $77,668 of intangibles)                        (61,358)   (80,280)
 Other investments                                 (17,716)   (21,663)
 Capital expenditures, net                         (13,165)    (7,717)
 Other                                              (1,170)    (1,347)
                                                 ---------  ---------
          Net cash used in investing activities   (149,044)   (39,359)
                                                 ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Capital transactions of subsidiaries               (4,997)   (54,410)
 Purchase of treasury stock                        (11,145)   (17,552)
 Proceeds from option exercises                      3,247      4,713
 Other                                                (384)      (395)
                                                 ---------  ---------
          Net cash used in financing activities    (13,279)   (67,644)
                                                 ---------  ---------
NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS                                  (54,458)    13,197

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     204,297    290,009
                                                 ---------  ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD         $ 149,839  $ 303,206
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

                       CHRIS-CRAFT INDUSTRIES, INC.
                       ----------------------------
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          ----------------------------------------------------

1.   PRINCIPLES OF CONSOLIDATION:

     The accompanying condensed consolidated financial statements include the accounts of Chris-Craft Industries, Inc. and its subsidiaries, including Chris-Craft's majority owned (79.96% at September 30, 1999) television broadcasting subsidiary, BHC Communications, Inc., and BHC's majority owned (58.4% at September 30, 1999) subsidiary, United Television, Inc. (UTV). The pro rata interests of BHC and UTV minority shareholders in the net income of the respective companies are reflected in minority interest in the accompanying condensed consolidated statements of income. The minority shareholders' interests in the net assets of BHC and UTV are reflected as minority interest in the accompanying condensed consolidated balance sheets. Intercompany accounts and transactions have been eliminated.

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

     At September 30, 1999, Chris-Craft's marketable securities consisted of U.S. Government securities, which had a cost of $1,100,895,000 and a fair value of $1,100,086,000, and equity securities, which had a cost of $68,231,000 and a fair value of $103,581,000. The difference between aggregate cost and fair value of $34,541,000 ($16,644,000, net of income taxes and minority interests) is reflected as an increase to shareholders' investment in the accompanying condensed consolidated balance sheet. Of the investments in U.S. Government securities, all mature within fifteen months.

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

     UPN has been organized as a partnership, and BHC's partnership interest is accounted for under the equity method. The carrying value of such interest totalled $2,327,000 at September 30, 1999 and $615,000 at December 31, 1998, and is included in Investments in the accompanying condensed consolidated balance sheets. UPN is still in its development and is expected to continue to incur significant start-up losses and to require significant funding for the next several years.

     UPN's condensed statements of operations are as follows (in thousands):
                          Three Months              Nine Months
                        Ended September 30,     Ended September 30,
                       ---------------------    ---------------------
                          1999        1998         1999       1998
                       ---------   ---------    ---------   ---------
Operating revenues     $  31,615   $  19,012    $  94,987   $  66,808
Operating expenses        65,749      40,266      244,475     173,623
                       ---------   ---------    ---------   ---------
    Operating loss       (34,134)    (21,254)    (149,488)   (106,815)
Other income, net            335         379        1,012       1,177
                       ---------   ---------    ---------   ---------
    Net loss           $ (33,799)  $ (20,875)   $(148,476)  $(105,638)
                       =========   =========    =========   =========

4.   SHAREHOLDERS' INVESTMENT:

     Chris-Craft paid 3% stock dividends on its common and Class B common stock in the respective shares of such classes on April 1, 1999. During the nine months ended September 30, 1999, 292,600 shares of Class B common stock were converted into 292,600 shares of common stock, and 1,473 shares of $1.40 convertible preferred stock were converted into 51,166 shares of common stock and 46 shares of Class B common stock. In addition, 163,293 shares of common stock, including 34,780 shares held in treasury, were issued upon exercise of stock options, and 34,780 shares of common stock were received in partial payment of option exercises. During the nine month period, 245,500 shares of common stock were purchased by Chris-Craft, all of which were held in treasury at September 30, 1999. As of September 30, 1999, 586,602 shares of common stock and 12,899 shares of $1.00 prior preferred stock remained authorized for purchase.


     As of September 30, 1999, shares of Chris-Craft's authorized but unissued common stock were reserved for issuance as follows:

                                                        Shares
                                                      ----------
    Conversion of Class B common stock                 8,077,696
    Conversion of $1.40 convertible preferred stock    8,178,691*
    Stock options (including options
      outstanding for 3,888,580 shares)                5,258,234
                                                      ----------
                                                      21,514,621
                                                      ==========
         *Including Class B common shares.

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

                                     Three Months     Nine Months
                                        Ended            Ended
                                     September 30,   September 30,
                                   ----------------  ----------------
                                     1999     1998     1999     1998
                                   -------  -------  -------  -------
Net income                         $ 7,761  $14,505  $15,231  $28,397
Other comprehensive income (loss),
 net of taxes and minority
 interests                          (2,042)  (2,235)     574    4,478
                                   -------  -------  -------  -------
Comprehensive income               $ 5,719  $12,270  $15,805  $32,875
                                   =======  =======  =======  =======

6.   CAPITAL TRANSACTIONS OF SUBSIDIARIES:

     Since April 1990, BHC's Board of Directors has authorized the purchase of up to 7,081,087 Class A common shares. Through September 30, 1999, 6,895,590 shares were purchased, including 226,503 shares from UTV in June 1998, for a total cost of $516.5 million, including $62.5 million in the first nine months of 1998. From January 1, 1997 through September 30, 1999, UTV purchased 107,500 of its common shares at an aggregate cost of $10.6 million, including $.8 million in the first nine months of 1999 and $7.0 million in the first nine months of 1998.

     Such purchases, together with proceeds from the exercise of UTV stock options and, in both periods, BHC's special $1.00 per share dividend and UTV's $.50 per share dividend are reflected in capital transactions of subsidiaries in the accompanying condensed consolidated statements of cash flows, net of intercompany eliminations and minority interests.

7.   COMMITMENTS AND CONTINGENCIES:

     Commitments of Chris-Craft's television stations for film contracts entered into but not available for broadcasting at September 30, 1999 aggregated approximately $277.5 million, including $78.8 million applicable to UTV. BHC also has a remaining commitment to invest over time up to $16.2 million in investment limited partnerships, including $5.0 million applicable to UTV.

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

     In July 1999, UTV completed the acquisition of the net assets of UHF television station WRBW-TV in Orlando, Florida. UTV remains obligated for possible future consideration relating to the purchase of up to $25,000,000.

8.   EARNINGS PER SHARE:

     Computations of earnings per share, all of which give retroactive effect to the April 1999 3% stock dividend, are as follows (in thousands of dollars except per share amounts):

                          Three Months             Nine Months
                        Ended September 30,      Ended September 30,
                       ----------------------  ----------------------
                          1999        1998        1999        1998
                       ----------  ----------  ----------  ----------
BASIC:
------
Weighted average common
  and Class B common
  shares outstanding   33,567,167  33,575,966  33,564,048  33,518,429
                       ==========  ==========  ==========  ==========
Net income             $    7,761  $   14,505  $   15,231  $   28,397
Less:  Preferred stock
  dividends                  (100)       (103)       (301)       (310)
                       ----------  ----------  ----------  ----------
Income available to
  common shareholders  $    7,661  $   14,402  $   14,930  $   28,087
                       ==========  ==========  ==========  ==========
Basic earnings per
  share                $      .23  $      .43  $      .44  $      .84
                       ==========  ==========  ==========  ==========
DILUTED:
--------
Weighted average common
  and Class B common
  shares outstanding   33,567,167  33,575,966  33,564,048  33,518,429
Assumed conversion of
 $1.40 preferred stock  8,182,458   8,391,406   8,202,481   8,504,078
Assumed exercise of
 stock options            411,876     218,305     298,143     311,084
                       ----------  ----------  ----------  ----------
Total shares used
 in computation        42,161,501  42,185,677  42,064,672  42,333,591
                       ==========  ==========  ==========  ==========
Income available to
 common shareholders   $    7,661  $   14,402  $   14,930  $   28,087
Convertible preferred
 stock dividend                82          85         246         255
Dilution of UTV net
 income from UTV
 stock options                (10)        (20)        (44)        (60)
                       ----------  ----------  ----------  ----------
Income available
 assuming dilution     $    7,733  $   14,467  $   15,132  $   28,282
                       ==========  ==========  ==========  ==========
Diluted earnings per
 share                 $      .18  $      .34  $      .36  $      .67
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

     Operating revenues and operating income for the third quarter and nine months ended September 30, 1999 and 1998 are as follows (in thousands):

                         Operating Revenues         Operating Income
                         ------------------        ------------------
                           1999      1998            1999      1998
                         --------  --------        --------  --------
Third Quarter
  Television Division    $114,293  $102,794        $ 28,753  $ 23,825
  Industrial Division       5,511     4,558             999       516
  Corporate and other        -         -             (5,401)      298
                         --------  --------        --------  --------
                         $119,804  $107,352        $ 24,351  $ 24,639
                         ========  ========        ========  ========
Nine Months
  Television Division    $339,157  $322,869        $ 85,295  $ 77,866
  Industrial Division      15,932    15,142           2,833     2,330
  Corporate and other        -         -            (16,524)  (11,729)
                         --------  --------        --------  --------
                         $355,089  $338,011        $ 71,604  $ 68,467
                         ========  ========        ========  ========

                     CHRIS-CRAFT INDUSTRIES, INC.
                     ----------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
        CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------

Liquidity and Capital Resources
-------------------------------

     Chris-Craft's financial position continues to be strong and highly liquid. Cash and marketable securities totalled $1.35 billion at September 30, 1999, and Chris-Craft has no debt outstanding. Chris-Craft's 79.96% owned television broadcasting subsidiary, BHC Communications, Inc., has expended significant funds developing United Paramount Network since UPN's inception in 1994, but cash flow provided from BHC's operating activities has exceeded such BHC funding of UPN.

     Chris-Craft's operating cash flow is generated primarily by its Television Division's core television station group. Broadcast cash flow reflects station operating income plus depreciation and film contract amortization less film contract payments. The relationship between film contract payments and related amortization may vary greatly between periods (payments exceeded amortization by $6.8 million in the nine month period ended September 30, 1999 and by $14.1 million in the corresponding 1998 period), and is dependent upon the mix of programs aired and payment terms of the stations' contracts. Reflecting such amounts, broadcast cash flow in the first nine months of 1999 increased 22%, while station earnings increased 11%, as explained below. Although broadcast cash flow is often used in the broadcast television industry as an ancillary measure, it is not synonymous with operating cash flow computed in accordance with generally accepted accounting principles, and should not be considered alone or as a substitute for measures of performance computed in accordance with generally accepted accounting principles.

     Chris-Craft's cash flow additionally reflects earnings associated with its cash and marketable securities, most of which are held by BHC. Such balances declined slightly, to $1.35 billion at September 30, 1999, from $1.42 billion at December 31, 1998. Such $62 million decline was incurred despite nine month operating cash flow of $108 million, primarily due to the $61.4 million cash acquisition of television station WRBR, UPN funding totalling $76 million, capital expenditures totalling $13.2 million and Chris-Craft treasury stock purchases totalling $11.1 million.

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

     Chris-Craft, from time to time, has purchased shares of its own capital stock, including 245,500 common shares purchased during the first nine months of 1999 at an aggregate cost of $11,145,000. At September 30, 1999, 586,602 common shares remained authorized for purchase.

     Since April 1990, BHC's Board of Directors has authorized the purchase of up to 7,081,087 Class A common shares. Through December 31, 1998, 6,895,590 shares were purchased, including 226,503 shares in 1998 from United Television, Inc., BHC's 58.4% owned subsidiary, for a total cost of $516.5 million. During the three year period ended December 31, 1998, UTV expended $42.6 million acquiring its own common shares, and 729,649 UTV shares remained authorized for purchase at that date. No additional such shares were acquired by BHC during the first nine months of 1999, and UTV expended $.8 million acquiring its own common shares during that period.

     In January 1998, UTV purchased the net assets of UHF television station WHSW, Channel 24, in Baltimore, Maryland for $80.3 million in cash. The station's call letters were changed to WUTB and the station became a UPN affiliate. In July 1999, UTV purchased the assets of UHF television station WRBW, Channel 65, a UPN affiliate in Orlando, Florida, for $61.4 million in cash and possible future consideration. Chris-Craft intends to further expand its operations in the media, entertainment and communications industries and to explore business opportunities in other industries. Chris-Craft believes it is capable of raising significant additional capital to augment its already substantial financial resources, if desired, to fund such additional expansion.

     In July 1994, BHC, along with Viacom Inc.'s Paramount Television Group, formed UPN, a broadcast television network which premiered in January 1995. BHC owned 100% of UPN from its inception through January 15, 1997, when Viacom completed the exercise of its option to acquire a 50% interest in UPN. BHC and Viacom now share equally in UPN losses and funding requirements. UPN, still in its development, incurred start-up losses of $177.2 million in 1998, $170.2 million in 1997, $146.3 million in 1996 and $129.3 million in 1995, and is expected for the next several years to continue to incur substantial start-up losses and to require significant funding. BHC funding of UPN totalled $76 million in the first nine months of 1999.

     Chris-Craft's television stations make commitments for programming that will not be available for telecasting until future dates. At September 30, 1999, commitments for such programming totalled approximately $277.5 million, including $78.8 million applicable to UTV. BHC also has a remaining commitment to invest over time up to $16.2 million in investment limited partnerships, including $5.0 million applicable to UTV. Chris-Craft's capital expenditures generally have not been material in relation to its financial position, and the related capital expenditure commitments at September 30, 1999 (including any related to UPN) were not material. During 1998, Chris-Craft stations began converting to digital television (DTV). The conversion will require the purchase of digital transmitting equipment to telecast over newly assigned frequencies. This conversion is expected to take a number of years and will be subject to competitive market conditions. Chris-Craft expects that its expenditures for UPN, future film contract commitments and capital requirements for its present business, including the cost to convert to DTV, will be satisfied primarily from operations, marketable securities or cash balances.

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

     Chris-Craft, which completed an assessment of its year 2000 issues in 1998, believes that the total estimated compliance cost is immaterial. Chris-Craft has substantially completed all remediation efforts, including third party systems testing. Chris-Craft continues to believe that such issues will not have a material effect on its business, results of operations or financial condition.

Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------

     Chris-Craft is subject to certain market risk relating to its marketable securities holdings, which are all held for other than trading purposes. The table below provides information as of September 30, 1999 about the U.S. Government securities which are subject to interest rate sensitivity and the equity securities which are subject to equity market sensitivity.

(in thousands)
                                        Cost            Fair Value
                                        ----            ----------

  U.S. Government securities         $ 1,100,895        $ 1,100,086
  Equity securities                  $    68,231        $   103,581


Results of Operations
---------------------

     Chris-Craft net income in the third quarter of 1999 totalled $7,761,000, or $.23 per share ($.18 per share diluted), compared to net income of $14,505,000, or $.43 per share ($.34 per share diluted), in last year's third quarter. Earnings at Chris-Craft's core television station group rose strongly, but net income declined primarily due to expense associated with stock price based retirement plans and higher start-up losses at United Paramount Network.

     For the first nine months of 1999, Chris-Craft net income totalled $15,231,000, or $.44 per share ($.36 per share diluted), compared to net income of $28,397,000, or $.84 per share ($.67 per share diluted), in last year's comparable period. The decline in year to date earnings mostly reflects higher UPN losses and expense associated with stock price based retirement plans, which factors were only partially offset by an increase in station group earnings.

     Operating revenues and operating income for the third quarter and nine month periods ended September 30, 1999 and 1998 are as follows (in thousands):

                         Operating Revenues         Operating Income
                         ------------------        ------------------
                         1999      1998            1999      1998
                         --------  --------        --------  --------
Third Quarter
  Television Division    $114,293  $102,794        $ 28,753  $ 23,825
  Industrial Division       5,511     4,558             999       516
  Corporate and other        -         -             (5,401)      298
                         --------  --------        --------  --------
                         $119,804  $107,352        $ 24,351  $ 24,639
                         ========  ========        ========  ========
Nine Months
  Television Division    $339,157  $322,869        $ 85,295  $ 77,866
  Industrial Division      15,932    15,142           2,833     2,330
  Corporate and other        -         -            (16,524)  (11,729)
                         --------  --------        --------  --------
                         $355,089  $338,011        $ 71,604  $ 68,467
                         ========  ========        ========  ========

     Station operating revenues in the third quarter rose 11%, to $111,901,000 from $100,703,000, reflecting overall strong demand for television advertising and key programming successes. After a 6% increase in station operating expenses, station earnings rose 26%, to $33,243,000 from last year's $26,302,000. Station earnings excluding amounts associated with stock price based retirement plan expense rose 41%. The increase in station earnings produced a 21% increase in third quarter Television Division operating income, to $28,753,000 from $23,825,000 last year. WRBW results were not significant.

     For the first nine months of 1999, station group earnings increased 11%, to $96,314,000 from $86,543,000, mainly due to the strong third quarter results and approximately $4.8 million of mostly nonrecurring copyright royalties recorded in the first six months of 1999, which factors were only partially offset by a $2.1 million increase in station expense associated with stock price based retirement plans. Excluding such expense, television group earnings for the nine months increased 14%. Station operating revenues for the nine months, including the copyright royalty income, rose 5%, to $332,228,000 from $316,334,000. Reflecting the increase in station group earnings, Television Division operating income in the period increased 10%, to $85,295,000 from $77,866,000.

     Industrial Division operating income increased 94% in the third quarter, to $999,000 from $516,000, due mostly to growth at the Division's plastic flexible film unit. However, after an unfavorable swing of approximately $4.8 million in amounts recorded in corporate office expense for stock price based retirement plans, which primarily reflects the 19% increase during the third quarter in the market price of Chris-Craft common stock, consolidated operating income declined 1%, to $24,351,000 from $24,639,000. Industrial Division operating income for the nine month period rose 22%, to $2,833,000 from $2,330,000 and, after a $1.7 million increase in corporate office expense associated with stock price based retirement plans, consolidated operating income for the nine months rose 5%, to $71,604,000 from $68,467,000.

     Interest and other income, which consists mostly of amounts earned on Chris-Craft's consolidated cash and marketable securities holdings, declined to $18,190,000 in the third quarter from $19,983,000 last year, due mostly to marketable security gains realized last year's third quarter. Interest and other income in the nine month period increased to $61,330,000 from $59,707,000 last year, primarily due to marketable security gains realized in the first six months of 1999.

     BHC's 50% share of UPN's third quarter loss increased to $16,900,000 from $10,438,000, mainly reflecting the expansion of the network's prime time schedule to five weekday evenings this year from three last year. Nonetheless, UPN's competitive position has improved considerably this fall, generating significantly improved ratings for the network and its affiliates. BHC's share of UPN's nine month loss rose to $74,238,000 from last year's $52,819,000, additionally reflecting earlier in the year ratings declines and expenses related to cancelled programs.

     Chris-Craft's effective income tax rate rose to approximately 43% in the 1999 periods from approximately 38% in the 1998 periods, primarily reflecting the realization in 1998 of certain income tax benefits.

     Minority interest reflects the interest of shareholders other than Chris-Craft in the net income of BHC, 79.96% owned by Chris-Craft at September 30, 1999 and 79.95% owned by Chris-Craft at September 30, 1998, and the interest of shareholders other than BHC in the net income of UTV, 58.4% owned by BHC at September 30, 1999 and 58.6% owned by BHC at September 30, 1998.

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

Date: November 15, 1999


                          EXHIBIT INDEX


Incorporated by
Reference to:        Exhibit No.              Exhibit
-------------        -----------              -------

                        27           Financial Data Schedule