Form 10-Q
period 2000-03-31
CHRIS CRAFT INDUSTRIES INC
filed 2000-05-11
CIK 20067

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                             FORM 10-Q
    (MARK ONE)
    /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2000
                               --------------------------------
                               OR

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

As of April 30, 2000 there were 26,693,227 shares of the issuer's Common Stock outstanding and 8,185,746 shares of the issuer's Class B Common Stock outstanding.

                  PART I -- FINANCIAL INFORMATION
                    ITEM 1. FINANCIAL STATEMENTS
                     CHRIS-CRAFT INDUSTRIES, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands of dollars)
                              (UNAUDITED)
                -------------------------------------

                                            March 31,  December 31,
                                              2000         1999
                                          -----------   -----------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents               $   284,977   $   119,427
  Marketable securities (substantially
    all U.S. Government securities)         1,105,496     1,240,241
  Accounts receivable, net                     88,776       102,292
  Film contract rights                         90,117       111,819
  Prepaid expenses and other current
    assets                                     69,600        71,316
                                          -----------   -----------
    Total current assets                    1,638,966     1,645,095
                                          -----------   -----------
INVESTMENTS                                    95,526       104,176
                                          -----------   -----------
FILM CONTRACT RIGHTS, less current
    portion                                    29,581        39,550
                                          -----------   -----------
PROPERTY AND EQUIPMENT, net                    66,178        65,039
                                          -----------   -----------
INTANGIBLE ASSETS                             471,302       474,846
                                          -----------   -----------
OTHER ASSETS                                   21,296        17,279
                                          -----------   -----------
                                          $ 2,322,849   $ 2,345,985
                                          ===========   ===========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
CURRENT LIABILITIES:
  Film contracts payable within one year  $    88,673   $   102,737
  Accounts payable and accrued expenses       147,849       153,509
  Income taxes payable                         53,178        34,907
                                          -----------   -----------
    Total current liabilities                 289,700       291,153
                                          -----------   -----------
FILM CONTRACTS PAYABLE AFTER ONE YEAR          72,837        84,372
                                          -----------   -----------
OTHER LONG-TERM LIABILITIES                    12,923        25,210
                                          -----------   -----------
MINORITY INTEREST                             498,998       503,447
                                          -----------   -----------
COMMITMENTS AND CONTINGENCIES (NOTE 7)

SHAREHOLDERS' INVESTMENT:
  Prior preferred stock - $1.00 dividend;
   currently authorized 73,399 shares;
   outstanding 73,399 shares                    1,578         1,578
  Convertible preferred stock - $1.40
   dividend; currently authorized 234,288
   shares; outstanding 234,288 and 234,374
   shares                                       4,100         4,102
  Class B common stock - par value $.50
   per share; currently authorized
   50,000,000 shares; outstanding 8,193,044
   and 7,997,292 shares                         4,097         3,999
  Common stock - par value $.50 per share;
   currently authorized 100,000,000 shares;
   outstanding 26,646,894 and 25,781,763
   shares                                      14,114        13,682
  Capital surplus                             484,051       420,390
  Retained earnings                           932,271       991,398
  Accumulated other comprehensive income        8,180         6,654
                                          -----------   -----------
                                            1,448,391     1,441,803
                                          -----------   -----------
                                          $ 2,322,849   $ 2,345,985
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

                      CHRIS-CRAFT INDUSTRIES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (In thousands of dollars except per share data)
                              (UNAUDITED)
             -----------------------------------------------



                                              Three Months
                                             Ended March 31,
                                         ----------------------
                                            2000        1999
                                         ----------  ----------
OPERATING REVENUES                       $  127,834  $  111,460
                                         ----------  ----------
OPERATING EXPENSES:
  Expenses directly associated with
    revenues                                 59,776      54,772
  Selling, general and administrative        39,233      37,122
                                         ----------  ----------
                                             99,009      91,894
                                         ----------  ----------
    Operating income                         28,825      19,566
                                         ----------  ----------
OTHER INCOME (EXPENSE):
  Interest and other income, net             20,533      18,676
  Equity loss and other related to
    United Paramount Network                (35,696)    (30,150)
                                         ----------  ----------
                                            (15,163)    (11,474)
                                         ----------  ----------
    Income before income taxes and
      minority interest                      13,662       8,092

INCOME TAX PROVISION                          6,000       3,600
                                         ----------  ----------
    Income before minority interest           7,662       4,492

MINORITY INTEREST                            (4,727)     (3,744)
                                         ----------  ----------
    Net income                           $    2,935  $      748
                                         ==========  ==========
Earnings per share:
  Basic                                  $      .08  $      .02
                                         ==========  ==========
  Diluted                                $      .07  $      .02
                                         ==========  ==========
                                          3% Stock    3% Stock
DIVIDENDS PER COMMON SHARE                Dividend    Dividend
                                         ==========  ==========

        The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                   CHRIS-CRAFT INDUSTRIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (In thousands of dollars)
                            (UNAUDITED)
           -----------------------------------------------
                                                    Three Months
                                                   Ended March 31,
                                                 --------------------
                                                    2000       1999
                                                 ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                      $   2,935  $     748
 Adjustments to reconcile net income to net
  cash provided from operating activities:
    Film contract payments                         (27,092)   (24,808)
    Film contract amortization                      25,378     22,646
    Depreciation and other amortization              6,336      5,776
    Equity loss and other related to
      United Paramount Network                      35,696     30,150
    Minority interest                                4,727      3,744
    Other                                           (1,799)      (563)
    Changes in assets and liabilities:
      Accounts receivable                           13,516     10,123
      Other assets                                  (6,226)    (6,143)
      Accounts payable and other liabilities        (1,928)    (2,110)
      Income taxes                                   2,570      3,509
                                                 ---------  ---------
          Net cash provided from operating
           activities                               54,113     43,072
                                                 ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Disposition of marketable securities, net         152,258     12,665
 Investment in United Paramount Network            (29,293)   (33,125)
 Other investments                                  (1,608)   (10,708)
 Capital expenditures, net                          (3,933)    (2,323)
 Other                                                (384)      (244)
                                                 ---------  ---------
          Net cash provided from (used in)
           investing activities                    117,040    (33,735)
                                                 ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Capital transactions of subsidiaries               (7,289)    (4,117)
 Purchase of treasury stock                           -        (8,392)
 Proceeds from option exercises                      1,868        172
 Other                                                (182)      (183)
                                                 ---------  ---------
          Net cash used in financing activities     (5,603)   (12,520)
                                                 ---------  ---------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                  165,550     (3,183)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     119,427    204,297
                                                 ---------  ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD         $ 284,977  $ 201,114
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


                       CHRIS-CRAFT INDUSTRIES, INC.
                       ----------------------------
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          ----------------------------------------------------

1.   PRINCIPLES OF CONSOLIDATION:

     The accompanying condensed consolidated financial statements include the accounts of Chris-Craft Industries, Inc. and its subsidiaries, including Chris-Craft's majority owned (80.0% at March 31, 2000) television broadcasting subsidiary, BHC Communications, Inc., and BHC's majority owned (57.9% at March 31, 2000) subsidiary, United Television, Inc. (UTV). The pro rata interests of BHC and UTV minority shareholders in the net income of the respective companies are reflected in minority interest in the accompanying condensed consolidated statements of income. The minority shareholders' interests in the net assets of BHC and UTV are reflected as minority interest in the accompanying condensed consolidated balance sheets. Intercompany accounts and transactions have been eliminated.

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

     At March 31, 2000, Chris-Craft's marketable securities consisted of U.S. Government securities, which had a cost of $985,077,000 and a fair value of $982,609,000, and equity securities, which had a cost of $101,480,000 and a fair value of $122,887,000. The difference between aggregate cost and fair value of $18,939,000 ($8,180,000, net of income taxes and minority interests) is reflected as an increase to shareholders' investment in the accompanying condensed consolidated balance sheet. Of the investments in U.S. Government securities, all mature within seventeen months.

     At December 31, 1999, Chris-Craft's marketable securities consisted of U.S. Government securities, which had a cost of $1,149,089,000 and a fair value of $1,146,604,000, and equity securities, which had a cost of $75,342,000 and a fair value of $93,637,000. The difference between aggregate cost and fair value of $15,810,000 ($6,654,000, net of income taxes and minority interests) is reflected as an increase to shareholders' investment in the accompanying condensed consolidated balance sheet.

3.   UNITED PARAMOUNT NETWORK:

     In July 1994, BHC, along with Viacom Inc.'s Paramount Television Group, formed the United Paramount Network, a broadcast television network which premiered in January 1995. BHC owned 100% of UPN from its inception through January 15, 1997, when Viacom completed the exercise of its option to acquire a 50% interest in UPN. On March 31, 2000, BHC sold its remaining 50% interest in UPN to Viacom for $5 million, after Viacom triggered the "buy-sell" provision of the Companies' partnership agreement. As a result of the sale, BHC has no further ownership interest in the network or obligation to fund UPN's operations.

     UPN had been organized as a partnership, and BHC accounted for its partnership interest under the equity method. The carrying value of such interest totalled $9,821,000 at December 31, 1999, and is included in Investments in the accompanying condensed consolidated balance sheet. Equity loss and other related to United Paramount Network in the accompanying income statements totalled $35,696,000 for the three months ended March 31, 2000 and includes equity loss in UPN of $22,574,000, loss on sale of BHC's interest in UPN of $11,347,000, and related expenses of $1,775,000.

     UPN's condensed statements of operations are as follows (in thousands):

                                  Three Months
                                 Ended March 31,
                               -------------------
                                  2000      1999
                               --------  --------
          Operating revenues   $ 36,535  $ 30,454
          Operating expenses     81,964    91,064
                               --------  --------
              Operating loss    (45,429)  (60,610)
          Other income, net         281       310
                               --------  --------
              Net loss         $(45,148) $(60,300)
                               ========  ========

4.   SHAREHOLDERS' INVESTMENT:

     Chris-Craft paid 3% stock dividends on its common and Class B common stock in the respective shares of such classes on April 14, 2000. During the three months ended March 31, 2000, 42,880 shares of Class B common stock were converted into 42,880 shares of common stock, and 86 shares of $1.40 convertible preferred stock were converted into 2,996 shares of common stock. In addition, 43,132 shares of common stock were issued upon exercise of stock options. As of March 31, 2000, 586,602 shares of common stock and 12,899 shares of $1.00 prior preferred stock remained authorized for purchase.

     As of March 31, 2000, shares of Chris-Craft's authorized but unissued common stock were reserved for issuance as follows:

                                                        Shares
                                                      ----------
    Conversion of Class B common stock                 8,193,044
    Conversion of $1.40 convertible preferred stock    8,417,801*
    Stock options (including options
      outstanding for 3,759,387 shares)                5,128,962
                                                      ----------
                                                      21,739,807
                                                      ==========
         *Including Class B common shares.

5.   COMPREHENSIVE INCOME:

     Other comprehensive income includes only unrealized gains and losses on marketable securities classified as available-for-sale (see Note 2), net of a reclassification adjustment for gains (losses) included in net income. Comprehensive income is as follows (in thousands):

                                                     Three Months
                                                        Ended
                                                       March 31,
                                                   ----------------
                                                     2000    1999
                                                   -------  -------
Net income                                         $ 2,935  $   748
Other comprehensive income, net of
 taxes and minority interests                        1,526    2,425
                                                   -------  -------
Comprehensive income                               $ 4,461  $ 3,173
                                                   =======  =======

6.   CAPITAL TRANSACTIONS OF SUBSIDIARIES:

     Since April 1990, BHC's Board of Directors has authorized the purchase of up to 7,081,087 Class A common shares. Through December 31, 1998, 6,895,590 shares were purchased, including 226,503 shares from UTV in June 1998, for a total cost of $516.5 million. No additional shares have been purchased by BHC since December 31, 1998 and at March 31, 2000, 185,497 Class A common shares remained authorized for purchase. From January 1, 1998 through March 31, 2000, UTV purchased 76,900 of its common shares at an aggregate cost of $7.8 million. No shares were purchased during the first three months of 2000 or 1999.

     Such purchases, together with proceeds from the exercise of UTV stock options, BHC's special dividend ($2.00 per share in 2000 and $1.00 per share in 1999), and UTV's $.50 per share dividend in both periods, are reflected in capital transactions of subsidiaries in the accompanying condensed consolidated statements of cash flows, net of intercompany eliminations and minority interests.

7.   COMMITMENTS AND CONTINGENCIES:

     Commitments of Chris-Craft's television stations for film contracts entered into but not available for broadcasting at March 31, 2000 aggregated approximately $282.5 million, including $79.0 million applicable to UTV.

     As set forth in Note 9 of Notes to Consolidated Financial Statements in Chris-Craft's 1999 Annual Report, Chris-Craft has been named as a defendant (or a "potentially responsible party") in certain actions seeking recovery for environmental damage allegedly related to (i) the activities (discontinued since 1983) of 50% owned Montrose Chemical Corporation of California ("Montrose California") and (ii) the activities of Montrose Chemical Co., a predecessor company to Chris-Craft. Chris-Craft does not presently consider liability to be "probable" in any of the Montrose California related matters and is unable to determine at this stage if it could have any liability regarding Montrose Chemical Co. Accordingly, no amount has been reserved in Chris-Craft's financial statements relating to these matters.

     In April 1999, a jury awarded damages totalling $7.3 million (approximately $8.4 million including interest and legal fees through March 31, 2000) to a former WWOR employee who filed suit alleging discrimination by the station. The station and its counsel believe the award to be unjustified and have filed an appeal which is expected to be heard in late 2000. It is not possible to reasonably estimate the amount, if any, which ultimately will be paid. Accordingly, no amount has been reserved in Chris-Craft's financial statements relating to this matter.

     UTV remains obligated for possible future consideration relating to the 1999 purchase of WRBW in Orlando, Florida, of up to $25 million.

8.   EARNINGS PER SHARE:

     Computations of earnings per share, all of which give retroactive effect to the April 2000 3% stock dividend, are as follows (in thousands of dollars except per share amounts):

                                                Three Months
                                               Ended March 31,
                                           ----------------------
                                              2000        1999
                                           ----------  ----------
BASIC:
------
Weighted average common and Class B
  common shares outstanding                34,820,757  34,610,857
                                           ==========  ==========
Net income                                 $    2,935  $      748
Less:  Preferred stock dividends                 (100)       (101)
                                           ----------  ----------
Income available to common shareholders    $    2,835  $      647
                                           ==========  ==========
Basic earnings per share                   $      .08  $      .02
                                           ==========  ==========

DILUTED:
--------
Weighted average common and Class B common
  shares outstanding                       34,820,757  34,610,857
Assumed conversion of $1.40
 preferred stock                            8,419,957   8,472,197
Assumed exercise of stock options             844,611     208,381
                                           ----------  ----------
Total shares used in computation           44,085,325  43,291,435
                                           ==========  ==========
Income available to common shareholders    $    2,835  $      647
Convertible preferred stock dividend               82          83
Dilution of UTV net income from UTV
 stock options                                    (14)         (8)
                                           ----------  ----------
Income available assuming dilution         $    2,903  $      722
                                           ==========  ==========
Diluted earnings per share                 $      .07  $      .02
                                           ==========  ==========

9.   SEGMENT REPORTING:

     Chris-Craft has two reportable segments, the Television Division and the Industrial Division.

     Operating revenues and operating income for the first quarter of 2000 and 1999 are as follows (in thousands):

                         Operating Revenues         Operating Income
                         ------------------        ------------------
                           2000      1999            2000      1999
                         --------  --------        --------  --------
  Television Division    $121,966  $106,495        $ 32,943  $ 23,373
  Industrial Division       5,868     4,965           1,305       785
  Corporate and other        -         -             (5,423)   (4,592)
                         --------  --------        --------  --------
                         $127,834  $111,460        $ 28,825  $ 19,566
                         ========  ========        ========  ========

                     CHRIS-CRAFT INDUSTRIES, INC.
                     ----------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
        CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------

Liquidity and Capital Resources
-------------------------------

     Chris-Craft's financial position continues to be strong and highly liquid. Cash and marketable securities totalled $1.39 billion at March 31, 2000, and Chris-Craft has no debt outstanding. Chris-Craft's 80.0% owned television broadcasting subsidiary, BHC Communications, Inc., invested significant funds in United Paramount Network from UPN's inception in 1994 until March 31, 2000, when BHC sold its remaining 50% interest in the network.

     Chris-Craft's operating cash flow is generated primarily by its Television Division's core television station group. Broadcast cash flow reflects station operating income plus depreciation and film contract amortization less film contract payments. The relationship between film contract payments and related amortization may vary greatly between periods (payments exceeded amortization by $1.7 million in the three month period ended March 31, 2000 and by $2.2 million in the corresponding 1999 period), and is dependent upon the mix of programs aired and payment terms of the stations' contracts. Reflecting such amounts, broadcast cash flow in the first three months of 2000 increased 40%, while station earnings increased 38%, as explained below. Although broadcast cash flow is often used in the broadcast television industry as an ancillary measure, it is not synonymous with operating cash flow computed in accordance with generally accepted accounting principles, and should not be considered alone or as a substitute for measures of performance computed in accordance with generally accepted accounting principles.

     Chris-Craft's cash flow additionally reflects earnings associated with its cash and marketable securities, most of which are held by BHC. Such balances rose slightly, to $1.39 billion at March 31, 2000, from $1.36 billion at December 31, 1999. Such $31 million increase reflects first quarter operating cash flow of $54.1 million, which was partially offset by final UPN funding totalling $29.3 million.

     BHC generates most of Chris-Craft's consolidated cash flow. Parent company obligations consist solely of corporate office expenditures, current and accrued. Most parent company cash flow in recent years has been provided from the receipt by Chris-Craft of its share of special dividends paid by BHC. BHC paid a $2.00 per share special cash dividend in February 2000, aggregating $45.0 million (of which Chris-Craft received $36.0 million), and a $1.00 per share special cash dividend (through which Chris-Craft received $18 million) in each of the previous three years. BHC plans to consider annually the payment of a special dividend.

     Since April 1990, BHC's Board of Directors has authorized the purchase of up to 7,081,087 Class A common shares. Through December 31, 1998, 6,895,590 shares were purchased for a total cost of $516.5 million. No additional shares have been purchased by BHC since December 31, 1998 and at March 31, 2000, 185,497 Class A common shares remained authorized for purchase. From January 1, 1998 through March 31, 2000, UTV purchased 76,900 of its common shares for a total cost of $7.8 million. No additional shares have been purchased by UTV during the first three months of 2000, and 721,249 shares remain authorized for purchase.

     Chris-Craft intends to further expand its operations in the media, entertainment and communications industries and to explore business opportunities in other industries. Chris-Craft believes it is capable of raising significant additional capital to augment its already substantial financial resources, if desired, to fund such additional expansion.

     In July 1994, BHC, along with Viacom Inc.'s Paramount Television Group, formed UPN, a broadcast television network that premiered in January 1995. BHC owned 100% of UPN from its inception through January 15, 1997, when Viacom completed the exercise of its option to acquire a 50% interest in UPN. Since then, BHC and Viacom shared equally in UPN losses and funding requirements through March 31, 2000.

     On March 31, 2000, BHC sold its remaining 50% interest in UPN to Viacom for $5 million, after Viacom triggered the "buy-sell" provision of the companies' partnership agreement. The $11.3 million pretax loss on the sale, together with BHC's final share of UPN's losses, are reflected in Chris-Craft's 2000 first quarter operating results. BHC has no remaining financial obligation to UPN.

     Chris-Craft's television stations make commitments for programming that will not be available for telecasting until future dates. At March 31, 2000, commitments for such programming totalled approximately $282.5 million, including $79.0 million applicable to UTV. Chris-Craft's capital expenditures generally have not been material in relation to its financial position, and the related capital expenditure commitments at March 31, 2000 were not material. Chris-Craft stations are continuing the process of converting to digital television (DTV). The conversion requires the purchase of digital transmitting equipment to telecast over newly assigned frequencies. This conversion is expected to take a number of years and will be subject to competitive market conditions. Chris-Craft expects that its expenditures for future film contract commitments and capital requirements for its present business, including the cost to convert to DTV, will be satisfied primarily from operations, marketable securities or cash balances.

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


Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------

     Chris-Craft is subject to certain market risk relating to its marketable securities holdings, which are all held for other than trading purposes. The table below provides information as of March 31, 2000 about the U.S. Government securities which are subject to interest rate sensitivity and the equity securities which are subject to equity market sensitivity.

(in thousands)
                                        Cost            Fair Value
                                        ----            ----------

  U.S. Government securities         $   985,077        $   982,609
  Equity securities                  $   101,480        $   122,887


Results of Operations
---------------------

     Chris-Craft net income in the first quarter of 2000 totalled $2,935,000, or $.08 per share ($.07 per share diluted), compared to net income of $748,000, or $.02 per share ($.02 per share diluted), in the first quarter of 1999. The increase in net income reflects record first quarter operating income, which more than offset the increase in losses attributable to BHC's former interest in United Paramount Network.

     Operating revenues and operating income for the first quarters ended March 31, 2000 and 1999 are as follows (in thousands):

                         Operating Revenues    Operating Income
                         ------------------  ------------------
                           2000      1999      2000      1999
                         --------  --------  --------  --------
  Television Division    $121,966  $106,495  $ 32,943  $ 23,373
  Industrial Division       5,868     4,965     1,305       785
  Corporate and other        -         -       (5,423)   (4,592)
                         --------  --------  --------  --------
                         $127,834  $111,460  $ 28,825  $ 19,566
                         ========  ========  ========  ========

     Operating revenues at the Television Division's station group rose 15%, to a first quarter record $119,654,000 from the prior year's $104,423,000, and same station revenues rose 12%. Stations operating in the group's largest markets, New York, Los Angeles and San Francisco, led the strong revenue growth. Station earnings in the quarter accordingly increased 38%, to a first quarter record of $36,815,000, from last year's $26,699,000. Television Division operating income, which additionally reflects non-broadcasting operations and corporate office expenses of BHC and UTV, also established a first quarter record, increasing 41%, to $32,943,000 from $23,373,000.

     Industrial Division operating income rose 66%, to a first quarter record $1,305,000 from last year's $785,000, reflecting an 18% increase in operating revenues, most of which increase was generated by the Division's plastic flexible film business. Consolidated operating income also set a first quarter record, increasing 47%, to $28,825,000 from $19,566,000 last year.

     Interest and other income, which consists mostly of amounts earned on Chris-Craft's $1.4 billion consolidated cash and marketable securities holdings, totalled $20,533,000, compared to $18,676,000 in last year's first quarter.

     BHC's first quarter loss associated with its former interest in UPN totalled $35,696,000, compared to $30,150,000 in the corresponding 1999 period. This year's amount includes an $11,347,000 pretax loss realized on the March 31, 2000 sale to Viacom of BHC's 50% interest in UPN, as well as BHC's final share of UPN's losses. BHC has no remaining financial obligation to UPN.

     Minority interest reflects the interest of shareholders other than Chris-Craft in the net income of BHC, 80% owned by Chris-Craft at March 31, 2000 and 79.96% owned by Chris-Craft at March 31, 1999, and the interest of shareholders other than BHC in the net income of UTV, 57.9% owned by BHC at March 31, 2000 and 58.5% owned by BHC at March 31, 1999.

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


                                     CHRIS-CRAFT INDUSTRIES, INC.
                                     ----------------------------
                                             (Registrant)


                                  By:    /s/ JOELEN K. MERKEL
                                     ----------------------------
                                           Joelen K. Merkel
                                  Senior Vice President and Treasurer
                                     (Principal Accounting Officer)

Date: May 11, 2000


                          EXHIBIT INDEX


Incorporated by
Reference to:        Exhibit No.              Exhibit
-------------        -----------              -------

                        27           Financial Data Schedule