Form 10-Q
period 2000-06-30
CHRIS CRAFT INDUSTRIES INC
filed 2000-08-10
CIK 20067

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                             FORM 10-Q
    (MARK ONE)
    /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2000
                               --------------------------------
                               OR

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

As of July 31, 2000 there were 26,922,249 shares of the issuer's
Common Stock outstanding and 8,006,525 shares of the issuer's Class B Common Stock outstanding.

                    PART I -- FINANCIAL INFORMATION
                     ITEM 1. FINANCIAL STATEMENTS
                      CHRIS-CRAFT INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands of dollars)
                            (UNAUDITED)
                 -------------------------------------

                                               June 30,   December 31,
ASSETS                                           2000         1999
------                                       -----------  ------------
CURRENT ASSETS:
  Cash and cash equivalents                  $   264,647  $   119,427
  Marketable securities (substantially
    all U.S. Government securities)            1,117,982    1,240,241
  Accounts receivable, net                       104,595      102,292
  Film contract rights                            60,480      111,819
  Prepaid expenses and other current assets       74,655       71,316
                                             -----------  -----------
    Total current assets                       1,622,359    1,645,095
                                             -----------  -----------
INVESTMENTS                                       98,357      104,176
                                             -----------  -----------
FILM CONTRACT RIGHTS, less current portion        24,658       39,550
                                             -----------  -----------
PROPERTY AND EQUIPMENT, net                       67,584       65,039
                                             -----------  -----------
INTANGIBLE ASSETS                                467,787      474,846
                                             -----------  -----------
OTHER ASSETS                                      22,163       17,279
                                             -----------  -----------
                                             $ 2,302,908  $ 2,345,985
                                             ===========  ===========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
CURRENT LIABILITIES:
  Film contracts payable within one year     $    76,015  $   102,737
  Accounts payable and accrued expenses          141,598      153,509
  Income taxes payable                            30,462       34,907
                                             -----------  -----------
    Total current liabilities                    248,075      291,153
                                             -----------  -----------
FILM CONTRACTS PAYABLE AFTER ONE YEAR             62,422       84,372
                                             -----------  -----------
OTHER LONG-TERM LIABILITIES                       13,629       25,210
                                             -----------  -----------
MINORITY INTEREST                                509,984      503,447
                                             -----------  -----------
COMMITMENTS AND CONTINGENCIES (NOTE 7)

SHAREHOLDERS' INVESTMENT:
  Prior preferred stock - $1.00 dividend;
   currently authorized 73,399 shares;
   outstanding 73,399 shares                       1,578         1,578
  Convertible preferred stock - $1.40
   dividend; currently authorized 233,668
   shares; outstanding 233,668 and 234,374 shares  4,089         4,102
  Class B common stock - par value $.50 per
   share; currently authorized 50,000,000 shares;
   outstanding 8,013,860 and 7,997,292 shares      4,007         3,999
  Common stock - par value $.50 per share;
   currently authorized 100,000,000 shares;
   outstanding 26,904,118 and 25,781,763 shares   14,243        13,682
  Capital surplus                                486,024       420,390
  Retained earnings                              952,459       991,398
  Accumulated other comprehensive income           6,398         6,654
                                             -----------   -----------
                                               1,468,798     1,441,803
                                             -----------   -----------
                                             $ 2,302,908   $ 2,345,985
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

                        CHRIS-CRAFT INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (In thousands of dollars except per share data)
                                (UNAUDITED)
               -----------------------------------------------

                                    Three Months          Six Months
                                   Ended June 30,       Ended June 30,
                               --------------------  --------------------
                                  2000       1999       2000       1999
                               ---------  ---------  ---------  ---------
OPERATING REVENUES             $ 138,040  $ 123,825  $ 265,874  $ 235,285
                               ---------  ---------  ---------  ---------
OPERATING EXPENSES:
 Television expenses (includes
  second quarter 2000
  $10 million write
  down of programming)            62,929     53,501    119,222    105,042
 Cost of goods sold                3,521      3,378      7,004      6,609
 Selling, general and
  administrative                  39,294     39,259     78,527     76,381
                               ---------  ---------  ---------  ---------
                                 105,744     96,138    204,753    188,032
                               ---------  ---------  ---------  ---------
    Operating income              32,296     27,687     61,121     47,253
                               ---------  ---------  ---------  ---------
OTHER INCOME (EXPENSE):
  Interest and other
    income, net                   25,235     24,464     45,768     43,140
  Equity loss and other
   related to United
   Paramount Network                -       (27,188)   (35,696)   (57,338)
                               ---------  ---------  ---------  ---------
                                  25,235     (2,724)    10,072    (14,198)
                               ---------  ---------  ---------  ---------
    Income before income taxes
      and minority interest       57,531     24,963     71,193     33,055

INCOME TAX PROVISION              25,300     10,600     31,300     14,200
                               ---------  ---------  ---------  ---------
    Income before minority
      interest                    32,231     14,363     39,893     18,855

MINORITY INTEREST                (11,842)    (7,641)   (16,569)   (11,385)
                               ---------  ---------  ---------  ---------
    Net income                 $  20,389  $   6,722  $  23,324  $   7,470
                               =========  =========  =========  =========
Earnings per share:
  Basic                        $     .58  $     .19  $     .66  $     .21
                               =========  =========  =========  =========
  Diluted                      $     .46  $     .15  $     .53  $     .17
                               =========  =========  =========  =========

        The accompanying notes to condensed consolidated financial statements are an integral part of these statements.



                  CHRIS-CRAFT INDUSTRIES, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (In thousands of dollars)
                          (UNAUDITED)
        -----------------------------------------------
                                                      Six Months
                                                    Ended June 30,
                                                 --------------------
                                                    2000       1999
                                                 ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                      $  23,324  $   7,470
 Adjustments to reconcile net income to net
  cash provided from operating activities:
    Film contract payments                         (53,907)   (50,302)
    Film contract amortization                      49,733     47,943
    Programming write down                          10,000       -
    Depreciation and other amortization             12,981     11,633
    Equity loss and other related to
      United Paramount Network                      35,696     57,338
    Minority interest                               16,569     11,385
    Other                                           (7,163)    (7,714)
    Changes in assets and liabilities:
      Accounts receivable                           (2,303)    (4,938)
      Other assets                                 (10,125)    (7,939)
      Accounts payable and other liabilities          (439)       240
      Income taxes                                 (20,346)       914
                                                 ---------  ---------
          Net cash provided from operating
           activities                               54,020     66,030
                                                 ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Disposition of marketable securities, net         137,359     10,869
 Investment in United Paramount Network            (25,875)   (59,950)
 Other investments                                  (4,774)   (12,460)
 Capital expenditures, net                          (8,462)    (6,440)
 Other                                              (1,680)      (637)
                                                 ---------  ---------
          Net cash provided from (used in)
           investing activities                     96,568    (68,618)
                                                 ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Capital transactions of subsidiaries               (8,997)    (5,894)
 Purchase of treasury stock                           -       (10,531)
 Proceeds from option exercises                      3,830      1,075
 Other                                                (201)      (202)
                                                 ---------  ---------
          Net cash used in financing activities     (5,368)   (15,552)
                                                 ---------  ---------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                  145,220    (18,140)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     119,427    204,297
                                                 ---------  ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD         $ 264,647  $ 186,157
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


                    CHRIS-CRAFT INDUSTRIES, INC.
                    ----------------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        ----------------------------------------------------

1.   PRINCIPLES OF CONSOLIDATION:

     The accompanying condensed consolidated financial statements include the accounts of Chris-Craft Industries, Inc. and its subsidiaries, including Chris-Craft's majority owned (80.0% at June 30, 2000) television broadcasting subsidiary, BHC Communications, Inc., and BHC's majority owned (57.9% at June 30, 2000) subsidiary, United Television, Inc. (UTV). The pro rata interests of BHC and UTV minority shareholders in the net income of the respective companies are reflected in minority interest in the accompanying condensed consolidated statements of income. The minority shareholders' interests in the net assets of BHC and UTV are reflected as minority interest in the accompanying condensed consolidated balance sheets. Intercompany accounts and transactions have been eliminated.

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

     At June 30, 2000, Chris-Craft's marketable securities consisted of U.S. Government securities, which had a cost of $992,788,000 and a fair value of $992,114,000, and equity securities, which had a cost of $110,787,000 and a fair value of $125,868,000. The difference between aggregate cost and fair value of $14,407,000 ($6,398,000, net of income taxes and minority interests) is reflected as an increase to shareholders' investment in the accompanying condensed consolidated balance sheet. Of the investments in U.S. Government securities, all mature within fourteen months.

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

     UPN had been organized as a partnership, and BHC accounted for its partnership interest under the equity method. The carrying value of such interest totalled $9,821,000 at December 31, 1999, and is included in Investments in the accompanying condensed consolidated balance sheet. Equity loss and other related to United Paramount Network in the accompanying income statements totalled $35,696,000 for the six months ended June 30, 2000 and includes equity loss in UPN of $22,574,000, loss on sale of BHC's interest in UPN of $11,347,000, and related expenses of $1,775,000.

     UPN's condensed statements of operations are as follows (in thousands):

                        Three Months          Six Months
                       Ended June 30,       Ended June 30,
                     -------------------  --------------------
                       2000      1999        2000      1999
                     --------  --------   ---------  ---------
Operating revenues   $   -     $ 32,918   $  36,535  $  63,372
Operating expenses       -       87,662      81,964    178,726
                     --------  --------   ---------  ---------
    Operating loss       -      (54,744)    (45,429)  (115,354)
Other income, net        -          367         281        677
                     --------  --------   ---------  ---------
    Net loss         $   -     $(54,377)  $ (45,148) $(114,677)
                     ========  ========   =========  =========

4.   SHAREHOLDERS' INVESTMENT:

     Chris-Craft paid 3% stock dividends on its common and Class B common stock in the respective shares of such classes on April 14, 2000. During the six months ended June 30, 2000, 222,064 shares of Class B common stock were converted into 222,064 shares of common stock, and 706 shares of $1.40 convertible preferred stock were converted into 25,268 shares of common stock. In addition, 98,900 shares of common stock were issued upon exercise of stock options. As of June 30, 2000, 586,602 shares of common stock and 12,899 shares of $1.00 prior preferred stock remained authorized for purchase.

     As of June 30, 2000, shares of Chris-Craft's authorized but unissued common stock were reserved for issuance as follows:

                                                        Shares
                                                      ----------
    Conversion of Class B common stock                 8,013,860
    Conversion of $1.40 convertible preferred stock    8,395,525*
    Stock options (including options
      outstanding for 3,693,992 shares)                5,033,732
                                                      ----------
                                                      21,443,117
                                                      ==========
         *Including Class B common shares.

5.   COMPREHENSIVE INCOME:

     Other comprehensive income includes only unrealized gains and losses on marketable securities classified as available-for-sale (see
Note 2), net of a reclassification adjustment for gains (losses) included in net income. Comprehensive income is as follows (in thousands):

                                     Three Months     Six Months
                                        Ended            Ended
                                       June 30,        June 30,
                                   ----------------  ----------------
                                     2000    1999      2000    1999
                                   -------  -------  -------  -------
Net income                         $20,389  $ 6,722  $23,324  $ 7,470
Other comprehensive income (loss),
 net of taxes and minority
 interests                          (1,782)     191     (256)   2,616
                                   -------  -------  -------  -------
Comprehensive income               $18,607  $ 6,913  $23,068  $10,086
                                   =======  =======  =======  =======

6.   CAPITAL TRANSACTIONS OF SUBSIDIARIES:

     Since April 1990, BHC's Board of Directors has authorized the purchase of up to 7,081,087 Class A common shares. Through December 31, 1998, 6,895,590 shares were purchased, including 226,503 shares from UTV in June 1998, for a total cost of $516.5 million. No additional shares have been purchased by BHC since December 31, 1998 and at June 30, 2000, 185,497 Class A common shares remained authorized for purchase. From January 1, 1998 through December 31, 1999, UTV purchased 76,900 of its common shares at an aggregate cost of $7.8 million, including $.8 million in the first six months of 1999. No additional shares have been purchased by UTV in 2000.

     Such purchases, together with proceeds from the exercise of UTV stock options, BHC's special dividend ($2.00 per share in 2000 and $1.00 per share in 1999), and UTV's $.50 per share dividend in both periods, are reflected in capital transactions of subsidiaries in the accompanying condensed consolidated statements of cash flows, net of intercompany eliminations and minority interests.

7.   COMMITMENTS AND CONTINGENCIES:

     Commitments of Chris-Craft's television stations for film contracts entered into but not available for broadcasting at June 30, 2000 aggregated approximately $352.3 million, including $120.0 million applicable to UTV.

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

     In April 1999, a jury awarded damages totalling $7.3 million (approximately $8.5 million including interest and legal fees through June 30, 2000) to a former WWOR employee who filed suit alleging discrimination by the station. The station and its counsel believe the award to be unjustified and have filed an appeal which is expected to be heard in late 2000. It is not possible to reasonably estimate the amount, if any, which ultimately will be paid. Accordingly, no amount has been reserved in Chris-Craft's financial statements relating to this matter.

     UTV remains obligated for possible future consideration relating to the 1999 purchase of WRBW in Orlando, Florida, of up to $25 million.

8.   EARNINGS PER SHARE:

     Computations of earnings per share, all of which give retroactive effect to the April 2000 3% stock dividend, are as follows (in thousands of dollars except per share amounts):

                            Three Months             Six Months
                           Ended June 30,          Ended June 30,
                       ----------------------  ----------------------
                          2000        1999        2000        1999
BASIC:                 ----------  ----------  ----------  ----------
------
Weighted average common
 and Class B common
 shares outstanding    34,883,064  34,527,870  34,851,911  34,569,363
                       ==========  ==========  ==========  ==========
Net income             $   20,389  $    6,722  $   23,324  $    7,470
Less:  Preferred
 stock dividends             (100)       (100)       (200)       (201)
                       ----------  ----------  ----------  ----------
Income available to
 common shareholders   $   20,289  $    6,622  $   23,124  $    7,269
                       ==========  ==========  ==========  ==========
Basic earnings per
 share                 $      .58  $      .19  $      .66  $      .21
                       ==========  ==========  ==========  ==========
DILUTED:
--------
Weighted average common
 and Class B common
 shares outstanding    34,883,064  34,527,870  34,851,911  34,569,363

Assumed conversion of
 $1.40 preferred stock  8,411,442   8,445,465   8,415,681   8,458,830
Assumed exercise of
 stock options            684,117     288,649     764,364     248,516
                       ----------  ----------  ----------  ----------
Total shares used in
 computation           43,978,623  43,261,984  44,031,956  43,276,709
                       ==========  ==========  ==========  ==========
Income available to
 common shareholders   $   20,289  $    6,622  $   23,124  $    7,269
Convertible preferred
 stock dividend                81          81         163         164
Dilution of UTV net
 income from UTV stock
 options                      (16)        (26)        (30)        (34)
                       ----------  ----------  ----------  ----------
Income available
 assuming dilution     $   20,354  $    6,677  $   23,257  $    7,399
                       ==========  ==========  ==========  ==========
Diluted earnings
 per share             $      .46  $      .15  $      .53  $      .17
                       ==========  ==========  ==========  ==========

9.   SEGMENT REPORTING:

     Chris-Craft has two reportable segments, the Television Division and the Industrial Division.

     Operating revenues and operating income for the second quarter and six months ended June 30, 2000 and 1999 are as follows (in thousands):

                         Operating Revenues         Operating Income
                         ------------------        ------------------
                           2000      1999            2000      1999
                         --------  --------        --------  --------
Second Quarter
  Television Division    $132,299  $118,369        $ 36,169  $ 33,169
  Industrial Division       5,741     5,456           1,063     1,049
  Corporate and other        -         -             (4,936)   (6,531)
                         --------  --------        --------  --------
                         $138,040  $123,825        $ 32,296  $ 27,687
                         ========  ========        ========  ========
Six Months
  Television Division    $254,265  $224,864        $ 69,112  $ 56,542
  Industrial Division      11,609    10,421           2,368     1,834
  Corporate and other        -         -            (10,359)  (11,123)
                         --------  --------        --------  --------
                         $265,874  $235,285        $ 61,121  $ 47,253
                         ========  ========        ========  ========

                  CHRIS-CRAFT INDUSTRIES, INC.
                  ----------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
        CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------

Liquidity and Capital Resources
-------------------------------

     Chris-Craft's financial position continues to be strong and highly liquid. Cash and marketable securities totalled $1.38 billion at June 30, 2000, and Chris-Craft has no debt outstanding. Chris-Craft's 80.0% owned television broadcasting subsidiary, BHC Communications, Inc., invested significant funds in United Paramount Network from UPN's inception in 1994 until March 31, 2000, when BHC sold its remaining 50% interest in the network.

     Chris-Craft's operating cash flow is generated primarily by its Television Division's core television station group. Broadcast cash flow reflects station operating income plus depreciation and film contract amortization less film contract payments. The relationship between film contract payments and related amortization may vary greatly between periods (payments exceeded amortization by $4.2 million in the six month period ended June 30, 2000 and by $2.4 million in the corresponding 1999 period), and is dependent upon the mix of programs aired and payment terms of the stations' contracts. Additionally, station operating income for the first six months of 2000 included a non-cash $10 million programming write down. Reflecting such amounts, broadcast cash flow in the first six months of 2000 increased 32%, while station earnings increased 19%, as explained below. Although broadcast cash flow is often used in the broadcast television industry as an ancillary measure, it is not synonymous with operating cash flow computed in accordance with generally accepted accounting principles, and should not be considered alone or as a substitute for measures of performance computed in accordance with generally accepted accounting principles.

     Chris-Craft's cash flow additionally reflects earnings associated with its cash and marketable securities, most of which are held by BHC. Such balances rose slightly, to $1.38 billion at June 30, 2000, from $1.36 billion at December 31, 1999. Such $23 million increase reflects six month operating cash flow of $54.0 million, which was partially offset by final UPN net funding totalling $25.9 million.

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

     Since April 1990, BHC's Board of Directors has authorized the purchase of up to 7,081,087 Class A common shares. Through December 31, 1998, 6,895,590 shares were purchased for a total cost of $516.5 million. No additional shares have been purchased by BHC since December 31, 1998 and at June 30, 2000, 185,497 Class A common shares remained authorized for purchase. From January 1, 1998 through December 31, 1999, UTV purchased 76,900 of its common shares for a total cost of $7.8 million. No additional shares have been purchased by UTV during the first six months of 2000, and 721,249 shares remain authorized for purchase.

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

     On March 31, 2000, BHC sold its remaining 50% interest in UPN to Viacom for $5 million, after Viacom triggered the "buy-sell" provision of the companies' partnership agreement. The $11.3 million pretax loss on the sale, together with BHC's final share of UPN's losses, were reflected in Chris-Craft's 2000 first quarter operating results. BHC has no remaining financial obligation to UPN.

     Chris-Craft's television stations make commitments for programming that will not be available for telecasting until future dates. At June 30, 2000, commitments for such programming totalled approximately $352.3 million, including $120.0 million applicable to UTV. Chris-Craft's capital expenditures generally have not been material in relation to its financial position, and the related capital expenditure commitments at June 30, 2000 were not material. Chris-Craft stations are continuing the process of converting to digital television (DTV). The conversion requires the purchase of digital transmitting equipment to telecast over newly assigned frequencies. This conversion is expected to take a number of years and will be subject to competitive market conditions. Chris-Craft expects that its expenditures for future film contract commitments and capital requirements for its present business, including the cost to convert to DTV, will be satisfied primarily from operations, marketable securities or cash balances.

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

Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------

     Chris-Craft is subject to certain market risk relating to its marketable securities holdings, which are all held for other than trading purposes. The table below provides information as of June 30, 2000 about the U.S. Government securities which are subject to interest rate sensitivity and the equity securities which are subject to equity market sensitivity.

(in thousands)
                                        Cost            Fair Value
                                        ----            ----------

  U.S. Government securities         $   992,788        $   992,114
  Equity securities                  $   110,787        $   125,868


Results of Operations
---------------------

     Chris-Craft net income in the second quarter of 2000 totalled $20,389,000, or $.58 per share ($.46 per share diluted), compared to net income in last year's second quarter of $6,722,000, or $.19 per share ($.15 per share diluted). The current year results include a $10 million programming write down. The increase in net income reflects higher operating income and the elimination of losses attributable to the former 50% interest in United Paramount Network held by BHC, which interest was sold in the first quarter of 2000.

     For the first six months of 2000, Chris-Craft net income totalled $23,324,000, or $.66 per share ($.53 per share diluted), compared to net income of $7,470,000, or $.21 per share ($.17 per share diluted), in last year's comparable period. The increase in year to date earnings reflects higher operating income and the positive impact of the UPN sale.

     Operating revenues and operating income for the second quarter and six months ended June 30, 2000 and 1999 are as follows (in thousands):

                         Operating Revenues         Operating Income
                         ------------------        ------------------
                           2000      1999            2000      1999
                         --------  --------        --------  --------
Second Quarter
  Television Division    $132,299  $118,369        $ 36,169  $ 33,169
  Industrial Division       5,741     5,456           1,063     1,049
  Corporate and other        -         -             (4,936)   (6,531)
                         --------  --------        --------  --------
                         $138,040  $123,825        $ 32,296  $ 27,687
                         ========  ========        ========  ========
Six Months
  Television Division    $254,265  $224,864        $ 69,112  $ 56,542
  Industrial Division      11,609    10,421           2,368     1,834
  Corporate and other        -         -            (10,359)  (11,123)
                         --------  --------        --------  --------
                         $265,874  $235,285        $ 61,121  $ 47,253
                         ========  ========        ========  ========

     Operating revenues at the Television Division's station group rose 12%, to a second quarter record $129,603,000 from the prior year's $115,904,000, and same station revenues rose 9%. Stations operating in the group's largest markets, New York, Los Angeles and San Francisco, again, as in the first quarter, led the strong revenue growth. Station earnings excluding the write down also set a record for the period, increasing 33%, to $48,420,000, from last year's $36,372,000. Excluding the write down, Television Division operating income, which additionally reflects non-broadcasting operations and corporate office expenses of BHC and UTV, rose 39%, to $46,169,000, a second quarter high, and with the write down increased 9%, to $36,169,000 from $33,169,000.

     The $10 million write down adjusted to net carrying value certain programming rights uniquely acquired in 1994 in connection with the start-up of UPN. Unlike typical syndicated programming commitments, the commitment to purchase this program was made before the initial airing of the program on UPN, and the write down followed our initial telecasts of the syndicated program in its ultimate time period during the second quarter.

    Station operating revenues for the first six months of 2000 rose 13%, to a record $249,257,000 from $220,327,000 in 1999, and same station revenues rose 11%. Station group earnings increased 19%, to $75,235,000 from $63,071,000, and rose 35%, to a six month record $85,235,000 excluding the write down. Television Division operating income in the period excluding the write down increased 40% to a six month record $79,112,000 and with the write down, rose 22%, to $69,112,000 from 1999's $56,542,000.

     Industrial Division recorded second quarter operating income of $1,063,000 compared to last year's $1,049,000, reflecting a 5% increase in the Division's operating revenues. Industrial Division operating income rose 29% to a six month record $2,368,000 from $1,834,000, as operating revenues for the period increased 11%.

     Following a decrease in corporate office expense in both periods, primarily due to a decline in expense associated with stock price based retirement plans, consolidated operating income excluding the write down rose 53% in the quarter, to a record $42,296,000, and including the write down, increased 17%, to $32,296,000 from $27,687,000. Consolidated operating income for the first six months of 2000 increased 29%, to a record $61,121,000, and excluding the write down, rose 51%, to $71,121,000 from $47,253,000 in 1999.

     Interest and other income, which consists mostly of amounts earned on Chris-Craft's consolidated cash and marketable securities holdings, rose to $25,235,000 in the second quarter from $24,464,000 last year. Interest and other income totalled $45,768,000 in the six month period, compared to $43,140,000 last year.

     Minority interest reflects the interest of shareholders other than Chris-Craft in the net income of BHC, 80% owned by Chris-Craft at June 30, 2000 and 79.96% owned by Chris-Craft at June 30, 1999, and the interest of shareholders other than BHC in the net income of UTV, 57.9% owned by BHC at June 30, 2000 and 58.5% owned by BHC at June 30, 1999.

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

                  CHRIS-CRAFT INDUSTRIES, INC.
                  ----------------------------
                   PART II. OTHER INFORMATION
                   --------------------------

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

     The following matters were submitted to a vote of security holders at the Registrant's annual meeting of stockholders which was held on May 16, 2000.

     The following were elected directors, each receiving the number of votes set opposite his or her name:

                                                         Broker
                           For              Withheld    Non-votes
                           ---              --------    ---------
Norman Perlmutter       127,289,487          367,013       -0-
John C. Siegel          127,278,531          377,909       -0-

     The selection of PricewaterhouseCoopers LLP as Chris-Craft's auditors for the current year was ratified by the following vote:

                                                              Broker
         For             Against            Abstain          Non-votes
         ---             -------            -------          ---------
    127,457,202         121,292              78,006             -0-

     A shareholder proposal requiring two nominees for each directorship was defeated by the following votes:

                                                               Broker
         For             Against            Abstain          Non-votes
         ---             -------            -------          ---------
      2,609,603        118,981,801          592,065             -0-


     Adoption of the Management Incentive Compensation Plan was ratified by the following vote:
                                                              Broker
         For             Against            Abstain          Non-votes
         ---             -------            -------          ---------
    123,872,134         3,272,603           511,763             -0-

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

Date:   August xx, 2000

                              EXHIBIT INDEX


Incorporated by
Reference to:        Exhibit No.              Exhibit
-------------        -----------              -------

                        27           Financial Data Schedule