Form 10-Q
period 2000-09-30
CHRIS CRAFT INDUSTRIES INC
filed 2000-11-14
CIK 20067

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                             FORM 10-Q
    (MARK ONE)
    /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 2000
                               --------------------------------
                               OR

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

As of October 31, 2000 there were 27,151,893 shares of the issuer's Common Stock outstanding and 7,845,639 shares of the issuer's Class B Common Stock outstanding.

                    PART I -- FINANCIAL INFORMATION
                     ITEM 1. FINANCIAL STATEMENTS
                      CHRIS-CRAFT INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands of dollars)
                            (UNAUDITED)
                 -------------------------------------

                                         September 30,  December 31,
ASSETS                                        2000         1999
------                                    -----------  ------------
CURRENT ASSETS:
  Cash and cash equivalents               $   263,750  $   119,427
  Marketable securities (substantially
    all U.S. Government securities)         1,175,672    1,240,241
  Accounts receivable, net                     89,618      102,292
  Film contract rights                        106,831      111,819
  Prepaid expenses and other current assets    73,253       71,316
                                          -----------  -----------
    Total current assets                    1,709,124    1,645,095
                                          -----------  -----------
INVESTMENTS                                    99,249      104,176
                                          -----------  -----------
FILM CONTRACT RIGHTS, less current portion     30,015       39,550
                                          -----------  -----------
PROPERTY AND EQUIPMENT, net                    66,533       65,039
                                          -----------  -----------
INTANGIBLE ASSETS                             464 287      474,846
                                          -----------  -----------
OTHER ASSETS                                   21,454       17,279
                                          -----------  -----------
                                          $ 2,390,662  $ 2,345,985
                                          ===========  ===========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
CURRENT LIABILITIES:
  Film contracts payable within one year  $    98,249  $   102,737
  Accounts payable and accrued expenses       156,080      153,509
  Income taxes payable                         34,522       34,907
                                          -----------  -----------
    Total current liabilities                 288,851      291,153
                                          -----------  -----------
FILM CONTRACTS PAYABLE AFTER ONE YEAR          79,766       84,372
                                          -----------  -----------
OTHER LONG-TERM LIABILITIES                    14,346       25,210
                                          -----------  -----------
MINORITY INTEREST                             518,830      503,447
                                          -----------  -----------
COMMITMENTS AND CONTINGENCIES (NOTE 7)

SHAREHOLDERS' INVESTMENT:
  Prior preferred stock - $1.00 dividend;
   outstanding 73,399 shares
   at December 31, 1999                          -            1,578
  Convertible preferred stock - $1.40
   dividend; currently authorized 233,060
   shares; outstanding 233,060 and 234,374
   shares                                       4,079         4,102
  Class B common stock - par value $.50 per
   share; currently authorized 50,000,000
   shares; outstanding 7,857,424 and
   7,997,292 shares                             3,929         3,999
  Common stock - par value $.50 per share;
   currently authorized 100,000,000 shares;
   outstanding 27,132,312 and 25,781,763
   shares                                      14,357        13,682
  Capital surplus                             488,157       420,390
  Retained earnings                           971,725       991,398
  Accumulated other comprehensive income        6,622         6,654
                                          -----------   -----------
                                            1,488,869     1,441,803
                                          -----------   -----------
                                          $ 2,390,662   $ 2,345,985
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

                        CHRIS-CRAFT INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (In thousands of dollars except per share data)
                                (UNAUDITED)
               -----------------------------------------------

                                    Three Months          Nine Months
                                Ended September 30,   Ended September 30,
                               --------------------  --------------------
                                  2000       1999       2000       1999
                               ---------  ---------  ---------  ---------
OPERATING REVENUES             $ 124,668  $ 119,804  $ 390,542  $ 355,089
                               ---------  ---------  ---------  ---------
OPERATING EXPENSES:
 Television expenses
  (2000 nine months includes
   second quarter $10 million
   write down of programming)     56,423     53,253    175,645    158,295
 Cost of goods sold                3,573      3,494     10,577     10,103
 Selling, general and
  administrative                  41,748     38,706    120,275    115,087
                               ---------  ---------  ---------  ---------
                                 101,744     95,453    306,497    283,485
                               ---------  ---------  ---------  ---------
    Operating income              22,924     24,351     84,045     71,604
                               ---------  ---------  ---------  ---------
OTHER INCOME (EXPENSE):
  Interest and other
    income, net                   26,096     18,190     71,864     61,330
  Equity loss and other
   related to United
   Paramount Network                -       (16,900)   (35,696)   (74,238)
                               ---------  ---------  ---------  ---------
                                  26,096      1,290     36,168    (12,908)
                               ---------  ---------  ---------  ---------
    Income before income taxes
      and minority interest       49,020     25,641    120,213     58,696

INCOME TAX PROVISION              21,600     11,000     52,900     25,200
                               ---------  ---------  ---------  ---------
    Income before minority
      interest                    27,420     14,641     67,313     33,496

MINORITY INTEREST                 (8,154)    (6,880)   (24,723)   (18,265)
                               ---------  ---------  ---------  ---------
    Net income                 $  19,266  $   7,761  $  42,590  $  15,231
                               =========  =========  =========  =========
Earnings per share:
  Basic                        $     .55  $     .22  $    1.21  $     .43
                               =========  =========  =========  =========
  Diluted                      $     .43  $     .18  $     .96  $     .35
                               =========  =========  =========  =========

        The accompanying notes to condensed consolidated financial statements are an integral part of these statements.



                  CHRIS-CRAFT INDUSTRIES, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (In thousands of dollars)
                          (UNAUDITED)
        -----------------------------------------------
                                                      Nine Months
                                                  Ended September 30,
                                                 --------------------
                                                    2000       1999
                                                 ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                      $  42,590  $  15,231
 Adjustments to reconcile net income to net
  cash provided from operating activities:
    Film contract payments                         (79,300)   (76,212)
    Film contract amortization                      74,365     69,435
    Programming write down                          10,000       -
    Depreciation and other amortization             19,633     17,873
    Equity loss and other related to
      United Paramount Network                      35,696     74,238
    Minority interest                               24,723     18,265
    Other                                          (12,959)    (9,313)
    Changes in assets and liabilities:
      Accounts receivable                           12,674     (1,531)
      Other assets                                  (9,744)    (4,979)
      Accounts payable and other liabilities         3,631      6,976
      Income taxes                                 (16,209)    (2,118)
                                                 ---------  ---------
          Net cash provided from operating
           activities                              105,100    107,865
                                                 ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Disposition of marketable securities, net          84,365     20,315
 Investment in United Paramount Network            (25,875)   (75,950)
 Station acquisitions (includes $57,521
    of intangibles for 1999)                          -       (61,358)
 Other investments                                  (9,053)   (17,716)
 Capital expenditures, net                         (10,562)   (13,165)
 Other                                               4,610     (1,170)
                                                 ---------  ---------
          Net cash provided from (used in)
           investing activities                     43,485   (149,044)
                                                 ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Capital transactions of subsidiaries               (8,043)    (4,997)
 Purchase of treasury stock                           -       (11,145)
 Proceeds from option exercises                      5,998      3,247
 Redemption of prior preferred stock                (1,835)      -
 Other                                                (382)      (384)
                                                 ---------  ---------
          Net cash used in financing activities     (4,262)   (13,279)
                                                 ---------  ---------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                  144,323    (54,458)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     119,427    204,297
                                                 ---------  ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD         $ 263,750  $ 149,839
                                                 =========  =========
The accompanying notes to condensed consolidated financial statements are an integral part of these statements.
                    CHRIS-CRAFT INDUSTRIES, INC.
                    ----------------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        ----------------------------------------------------

1.   PRINCIPLES OF CONSOLIDATION:

     The accompanying condensed consolidated financial statements include the accounts of Chris-Craft Industries, Inc. and its subsidiaries, including Chris-Craft's majority owned (80.0% at September 30, 2000) television broadcasting subsidiary, BHC Communications, Inc., and BHC's majority owned (57.9% at September 30,
2000) subsidiary, United Television, Inc. (UTV). The pro rata interests of BHC and UTV minority shareholders in the net income of the respective companies are reflected in minority interest in the accompanying condensed consolidated statements of income. The minority shareholders' interests in the net assets of BHC and UTV are reflected as minority interest in the accompanying condensed consolidated balance sheets. Intercompany accounts and transactions have been eliminated.

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

     At September 30, 2000, Chris-Craft's marketable securities consisted of U.S. Government securities, which had a cost of $1,028,958,000 and a fair value of $1,029,075,000, and equity securities, which had a cost of $132,000,000 and a fair value of $146,597,000. The difference between aggregate cost and fair value of $14,714,000 ($6,622,000, net of income taxes and minority interests) is reflected as an increase to shareholders' investment in the accompanying condensed consolidated balance sheet. Of the investments in U.S. Government securities, all mature within eleven months.


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

     UPN had been organized as a partnership, and BHC accounted for its partnership interest under the equity method. The carrying value of such interest totalled $9,821,000 at December 31, 1999, and is included in Investments in the accompanying condensed consolidated balance sheet. Equity loss and other related to United Paramount Network in the accompanying income statements totalled $35,696,000 for the nine months ended September 30, 2000 and includes equity loss in UPN of $22,574,000, loss on sale of BHC's interest in UPN of $11,347,000, and related expenses of $1,775,000.

     UPN's condensed statements of operations, insofar as reflected in BHC's financial statements, are as follows (in thousands):

                        Three Months          Nine months
                     Ended September 30,  Ended September 30,
                     -------------------  --------------------
                       2000      1999        2000      1999
                     --------  --------   ---------  ---------
Operating revenues   $   -     $ 31,615   $  36,535  $  94,987
Operating expenses       -       65,749      81,964    244,475
                     --------  --------   ---------  ---------
    Operating loss       -      (34,134)    (45,429)  (149,488)
Other income, net        -          335         281      1,012
                     --------  --------   ---------  ---------
    Net loss         $   -     $(33,799)  $ (45,148) $(148,476)
                     ========  ========   =========  =========

4.   SHAREHOLDERS' INVESTMENT:

     Chris-Craft paid 3% stock dividends on its common and Class B common stock in the respective shares of such classes on April 14, 2000. During the nine months ended September 30, 2000, 378,500 shares of Class B common stock were converted into 378,500 shares of common stock, 1,314 shares of $1.40 convertible preferred stock were converted into 47,110 shares of common stock, and all 73,399 outstanding shares of the $1.00 prior preferred stock were redeemed. In addition, 148,816 shares of common stock were issued upon exercise of stock options. As of September 30, 2000, 586,602 shares of common stock remained authorized for purchase.

     As of September 30, 2000, shares of Chris-Craft's authorized but unissued common stock were reserved for issuance as follows:

                                                        Shares
                                                      ----------
    Conversion of Class B common stock                 7,857,424
    Conversion of $1.40 convertible preferred stock    8,373,680*
    Stock options (including options
      outstanding for 3,644,076 shares)                4,983,816
                                                      ----------
                                                      21,214,920
                                                      ==========
         *Including Class B common shares.

5.   COMPREHENSIVE INCOME:

     Other comprehensive income includes only unrealized gains and losses on marketable securities classified as available-for-sale (see
Note 2), net of a reclassification adjustment for gains (losses) included in net income. Comprehensive income is as follows (in thousands):

                                     Three Months     Nine months
                                        Ended            Ended
                                    September 30,     September 30,
                                   ----------------  ----------------
                                     2000    1999      2000    1999
                                   -------  -------  -------  -------
Net income                         $19,266  $ 7,761  $42,590  $15,231
Other comprehensive income (loss),
 net of taxes and minority
 interests                             224   (2,042)     (32)     574
                                   -------  -------  -------  -------
Comprehensive income               $19,490  $ 5,719  $42,558  $15,805
                                   =======  =======  =======  =======

6.   CAPITAL TRANSACTIONS OF SUBSIDIARIES:

     Since April 1990, BHC's Board of Directors has authorized the purchase of up to 7,081,087 Class A common shares. Through December 31, 1998, 6,895,590 shares were purchased for a total cost of $516.5 million. No additional shares have been purchased by BHC since December 31, 1998 and at September 30, 2000, 185,497 Class A common shares remained authorized for purchase. From January 1, 1998 through December 31, 1999, UTV purchased 76,900 of its common shares at an aggregate cost of $7.8 million, including $.8 million in the first nine months of 1999. No additional shares have been purchased by UTV in 2000.

     Such purchases, together with proceeds from the exercise of UTV stock options, BHC's special dividend ($2.00 per share in 2000 and $1.00 per share in 1999), and UTV's $.50 per share dividend in both periods, are reflected in capital transactions of subsidiaries in the accompanying condensed consolidated statements of cash flows, net of intercompany eliminations and minority interests.

7.   COMMITMENTS AND CONTINGENCIES:

     Commitments of Chris-Craft's television stations for film contracts entered into but not available for broadcasting at September 30, 2000 aggregated approximately $337.0 million, including $113.8 million applicable to UTV.

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

     In April 1999, a jury awarded damages totalling $7.3 million (approximately $8.6 million including interest and legal fees through September 30, 2000) to a former WWOR employee who filed suit alleging discrimination by the station. The station and its counsel believe the award to be unjustified and have filed an appeal which is expected to be heard in late 2000. It is not possible to reasonably estimate the amount, if any, which ultimately will be paid. Accordingly, no amount has been reserved in Chris-Craft's financial statements relating to this matter.

     UTV remains obligated for possible future consideration relating to the 1999 purchase of WRBW in Orlando, Florida, of up to $25 million.

     There are contingent fees due upon the completion of the merger described in Note 10.

8.   EARNINGS PER SHARE:

     Computations of earnings per share, all of which give retroactive effect to the April 2000 3% stock dividend, are as follows (in thousands of dollars except per share amounts):

                            Three Months           Nine months
                         Ended September 30,   Ended September 30,
                       ----------------------  ----------------------
                          2000        1999        2000        1999
BASIC:                 ----------  ----------  ----------  ----------
------
Weighted average common
 and Class B common
 shares outstanding    34,949,103  34,574,182  34,884,308  34,570,969
                       ==========  ==========  ==========  ==========
Net income             $   19,266  $    7,761  $   42,590  $   15,231
Less:  Preferred
 stock dividends             (100)       (100)       (300)       (301)
                       ----------  ----------  ----------  ----------
Income available to
 common shareholders   $   19,166  $    7,661  $   42,290  $   14,930
                       ==========  ==========  ==========  ==========
Basic earnings per
 share                 $      .55  $      .22  $     1.21  $      .43
                       ==========  ==========  ==========  ==========
DILUTED:
--------
Weighted average common
 and Class B common
 shares outstanding    34,949,103  34,574,182  34,884,308  34,570,969

Assumed conversion of
 $1.40 preferred stock  8,388,447   8,427,932   8,406,627   8,448,556
Assumed exercise of
 stock options          1,124,173     424,232     884,300     307,087
                       ----------  ----------  ----------  ----------
Total shares used in
 computation           44,461,723  43,426,346  44,175,235  43,326,612
                       ==========  ==========  ==========  ==========
Income available to
 common shareholders   $   19,166  $    7,661  $   42,290  $   14,930
Convertible preferred
 stock dividend                82          82         245         246
Dilution of UTV net
 income from UTV stock
 options                      (22)        (10)        (52)        (44)
                       ----------  ----------  ----------  ----------
Income available
 assuming dilution     $   19,226  $    7,733  $   42,483  $   15,132
                       ==========  ==========  ==========  ==========
Diluted earnings
 per share             $      .43  $      .18  $      .96  $      .35
                       ==========  ==========  ==========  ==========

9.   SEGMENT REPORTING:

     Chris-Craft has two reportable segments, the Television Division and the Industrial Division.

     Operating revenues and operating income for the third quarter and nine months ended September 30, 2000 and 1999 are as follows (in thousands):

                         Operating Revenues         Operating Income
                         ------------------        ------------------
                           2000      1999            2000      1999
                         --------  --------        --------  --------
Third Quarter
  Television Division    $119,090  $114,293        $ 26,387  $ 28,753
  Industrial Division       5,578     5,511             975       999
  Corporate and other        -         -             (4,438)   (5,401)
                         --------  --------        --------  --------
                         $124,668  $119,804        $ 22,924  $ 24,351
                         ========  ========        ========  ========
Nine Months
  Television Division    $373,355  $339,157        $ 95,499  $ 85,295
  Industrial Division      17,187    15,932           3,343     2,833
  Corporate and other        -         -            (14,797)  (16,524)
                         --------  --------        --------  --------
                         $390,542  $355,089        $ 84,045  $ 71,604
                         ========  ========        ========  ========

10.  PROPOSED MERGER:

     As reported in Chris-Craft's Current Report on Form 8-K, dated August 23, 2000, Chris-Craft, BHC, and UTV have each agreed to be acquired by The News Corporation Limited ("News Corp.") for consideration consisting of cash and News Corp. preferred American depositary shares. Subject to limitations set forth in the respective merger agreements, Chris-Craft, BHC and UTV stockholders may elect to receive the consideration as all cash, all stock or a combination thereof. Consummation of each transaction is subject to stockholder approval, receipt of Federal Communications Commission and other regulatory approvals, and satisfaction of other customary conditions. Chris-Craft has agreed to vote its BHC stock in favor of the acquisition of BHC by News Corp. and BHC has agreed to vote its UTV stock in favor of the acquisition of UTV by News Corp. The parties anticipate that the transactions will be completed in the first half of 2001.

                  CHRIS-CRAFT INDUSTRIES, INC.
                  ----------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
        CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------

Liquidity and Capital Resources
-------------------------------

     Chris-Craft's financial position continues to be strong and highly liquid. Cash and marketable securities totalled $1.44 billion at September 30, 2000, and Chris-Craft has no debt outstanding. Chris-Craft's 80.0% owned television broadcasting subsidiary, BHC Communications, Inc., invested significant funds in United Paramount Network from UPN's inception in 1994 until March 31, 2000, when BHC sold its remaining 50% interest in the network.

     Chris-Craft's operating cash flow is generated primarily by its Television Division's core television station group. Broadcast cash flow reflects station operating income plus depreciation and film contract amortization less film contract payments. The relationship between film contract payments and related amortization may vary greatly between periods (payments exceeded amortization by $4.9 million in the nine month period ended September 30, 2000 and by $6.8 million in the corresponding 1999 period), and is dependent upon the mix of programs aired and payment terms of the stations' contracts. Additionally, station operating income for the first nine months of 2000 included a non-cash $10 million programming write down. Reflecting such amounts, broadcast cash flow in the first nine months of 2000 increased 25%, while station earnings increased 11%, as explained below. Although broadcast cash flow is often used in the broadcast television industry as an ancillary measure, it is not synonymous with operating cash flow computed in accordance with generally accepted accounting principles, and should not be considered alone or as a substitute for measures of performance computed in accordance with generally accepted accounting principles.

     Chris-Craft's cash flow additionally reflects earnings associated with its cash and marketable securities, most of which are held by BHC. Such balances rose slightly, to $1.44 billion at September 30, 2000, from $1.36 billion at December 31, 1999. Such $80 million increase reflects nine month operating cash flow of $105.1 million, which was partially offset by final UPN net funding totalling $25.9 million.

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


     Since April 1990, BHC's Board of Directors has authorized the purchase of up to 7,081,087 Class A common shares. Through December 31, 1998, 6,895,590 shares were purchased for a total cost of $516.5 million. No additional shares have been purchased by BHC since December 31, 1998 and at September 30, 2000, 185,497 Class A common shares remained authorized for purchase. From January 1, 1998 through December 31, 1999, UTV purchased 76,900 of its common shares for a total cost of $7.8 million. No additional shares have been purchased by UTV during the first nine months of 2000, and 721,249 shares remain authorized for purchase.

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

     Chris-Craft's television stations make commitments for programming that will not be available for telecasting until future dates. At September 30, 2000, commitments for such programming totalled approximately $337.0 million, including $113.8 million applicable to UTV. Chris-Craft's capital expenditures generally have not been material in relation to its financial position, and the related capital expenditure commitments at September 30, 2000 were not material. Chris-Craft stations are continuing the process of converting to digital television (DTV). The conversion requires the purchase of digital transmitting equipment to telecast over newly assigned frequencies. This conversion is expected to take a number of years and will be subject to competitive market conditions. Chris-Craft expects that its expenditures for future film contract commitments and capital requirements for its present business, including the cost to convert to DTV, will be satisfied primarily from operations, marketable securities or cash balances.

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

     As reported in Chris-Craft's Current Report on Form 8-K, dated August 23, 2000, Chris-Craft, BHC, and UTV have each agreed to be acquired by The News Corporation Limited ("News Corp.") for consideration consisting of cash and News Corp. preferred American depositary shares. Subject to limitations set forth in the respective merger agreements, Chris-Craft, BHC and UTV stockholders may elect to receive the consideration as all cash, all stock or a combination thereof. Consummation of each transaction is subject to stockholder approval, receipt of Federal Communications Commission and other regulatory approvals, and satisfaction of other customary conditions. Chris-Craft has agreed to vote its BHC stock in favor of the acquisition of BHC by News Corp. and BHC has agreed to vote its UTV stock in favor of the acquisition of UTV by News Corp. The parties anticipate that the transactions will be completed in the first half of 2001.

Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------

     Chris-Craft is subject to certain market risk relating to its marketable securities holdings, which are all held for other than trading purposes. The table below provides information as of September 30, 2000 about the U.S. Government securities which are subject to interest rate sensitivity and the equity securities which are subject to equity market sensitivity.

(in thousands)
                                        Cost            Fair Value
                                        ----            ----------

  U.S. Government securities         $ 1,028,958        $ 1,029,075
  Equity securities                  $   132,000        $   146,597


Results of Operations
---------------------

     Chris-Craft net income in the third quarter of 2000 totalled $19,266,000, or $.55 per share ($.43 per share diluted), compared to net income in last year's third quarter of $7,761,000, or $.22 per share ($.18 per share diluted). The increase in net income primarily reflects the elimination of losses attributable to the former 50% interest in United Paramount Network held by BHC, as well as a substantial increase in interest and other income. BHC sold its UPN interest in the first quarter of 2000.

     For the first nine months of 2000, Chris-Craft net income totalled $42,590,000, or $1.21 per share ($.96 per share diluted), compared to net income of $15,231,000, or $.43 per share ($.35 per share diluted), in last year's comparable period. The increase in year to date earnings reflects the positive impact of the UPN sale, and higher operating and interest and other income, partially offset by the $10 million programming write down recorded in the second quarter.

     Operating revenues and operating income for the third quarter and nine months ended September 30, 2000 and 1999 are as follows (in thousands):



                         Operating Revenues         Operating Income
                         ------------------        ------------------
                           2000      1999            2000      1999
                         --------  --------        --------  --------
Third Quarter
  Television Division    $119,090  $114,293        $ 26,387  $ 28,753
  Industrial Division       5,578     5,511             975       999
  Corporate and other        -         -             (4,438)   (5,401)
                         --------  --------        --------  --------
                         $124,668  $119,804        $ 22,924  $ 24,351
                         ========  ========        ========  ========
Nine Months
  Television Division    $373,355  $339,157        $ 95,499  $ 85,295
  Industrial Division      17,187    15,932           3,343     2,833
  Corporate and other        -         -            (14,797)  (16,524)
                         --------  --------        --------  --------
                         $390,542  $355,089        $ 84,045  $ 71,604
                         ========  ========        ========  ========

     Operating revenues at the Television Division's station group rose 4%, to a third quarter record $116,591,000 from the prior year's $111,901,000. However, station earnings declined 4%, to $31,871,000, from last year's $33,243,000, primarily due to an 11% increase in programming expenses. Television Division operating income, which additionally reflects non-broadcasting operations and corporate office expenses of BHC and UTV, declined 8% to $26,387,000 from $28,753,000 and includes $1.9 million of BHC and UTV expenses associated with the expected acquisition by News Corporation of Chris-Craft, BHC and UTV.

     The second quarter $10 million write down adjusted to net carrying value certain programming rights uniquely acquired in 1994 in connection with the start-up of UPN. Unlike typical syndicated programming commitments, the commitment to purchase this program was made before the initial airing of the program on UPN, and the write down followed our initial telecasts of the syndicated program in its ultimate time period during the second quarter.

    Station operating revenues for the first nine months of 2000 rose 10%, to a record $365,848,000 from $332,228,000 in 1999, and same station revenues rose 8%. Station group earnings increased 11%, to $107,106,000 from $96,314,000, and rose 22%, to a nine month record $117,106,000, excluding the $10 million programming write down recorded in the second quarter. Television Division operating income in the period, excluding the write down, increased 24%, to a nine month record $105,499,000, and including the write down, rose 12%, to $95,499,000 from 1999's $85,295,000.

     Industrial Division recorded third quarter operating income of $975,000 compared to last year's $999,000, and included a 1% increase in the Division's operating revenues. Industrial Division operating income rose 18% to a nine month record $3,343,000 from $2,833,000, as operating revenues for the period increased 8%.

     Third quarter consolidated operating income declined 6%, to $22,924,000 from $24,351,000. Operating income for the period includes $7.4 million of expenses associated with the acquisition transaction, in addition to $5.5 million from a favorable litigation settlement. Consolidated operating income for the first nine months of 2000 increased 17%, to a record $84,045,000, and excluding the write down, rose 31%, to $94,045,000 from $71,604,000 in 1999.

     Interest and other income, which consists mostly of amounts earned on Chris-Craft's consolidated cash and marketable securities holdings, rose to $26,096,000 in the third quarter from $18,190,000 last year, primarily due to an insurance reimbursement of previously incurred litigation expenses associated with a non-operating asset. Interest and other income totalled $71,864,000 in the nine month period, compared to $61,330,000 last year, mainly due to the third quarter insurance reimbursement.

     Minority interest reflects the interest of shareholders other than Chris-Craft in the net income of BHC, 80% and 79.96% owned by Chris-Craft at September 30, 2000 and September 30, 1999, respectively, and the interest of shareholders other than BHC in the net income of UTV, 57.9% and 58.4% owned by BHC at September 30, 2000 and September 30, 1999, respectively.


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

                  CHRIS-CRAFT INDUSTRIES, INC.
                  ----------------------------
                   PART II. OTHER INFORMATION
                   --------------------------

Item 1.   LEGAL PROCEEDINGS.
          ------------------

     On October 17, 2000, trial in U.S. v. Montrose commenced in U.S. District Court in Los Angeles. During trial, a court-appointed master presided over continuing settlement discussions. On October 27, the master informed the court that agreement in principle on a partial settlement had been reached. The court has ordered that the specific terms of the settlement are to be maintained as confidential until a detailed consent decree is lodged. The decree must be lodged by December 15, 2000. Except for approving the decree, the court has adjourned further proceedings, including ruling on the plaintiffs' claim that Chris-Craft is liable for cleanup costs at certain onshore areas, until June 19, 2001.

     Between August 14 and 21, 2000, various purported stockholders of BHC filed complaints in the Delaware Court of Chancery entitled Gissen
v. BHC, et al., Civil Action No. 18209; Piven v. BHC, et al., Civil Action No. 18211; Voege v. Siegel, et al., Civil Action No. 18210; Stubbe v. BHC, et al., Civil Action No. 18217; and Rand v. BHC, et al., Civil Action No. 18229 (which we collectively refer to as the "BHC lawsuits"). During the same period, various purported stockholders of United Television filed complaints in the Delaware Court of Chancery entitled Pyenson v. UTV, et al., Civil Action No. 18222; Malamud v. UTV, et al., Civil Action No. 18218; and Rand v. UTV, et al., Civil Action No. 18235 (which we collectively refer to as the "United Television lawsuits" and, together with the BHC actions, as the "Delaware actions"). The Delaware actions assert claims against Chris-Craft, United Television, BHC, and various of their officers and directors, alleging, among other things, that Chris-Craft and/or BHC and the individual defendants engaged in self-dealing with respect to the BHC and/or United Television mergers. The Delaware actions seek class action certification and injunctive relief against Chris-Craft, BHC and United Television mergers, or, in the alternative, to obtain rescission of the mergers or rescissory damages, and other relief.

     On September 25, 2000, the court entered an order of consolidation, consolidating the BHC lawsuits as In re BHC Communications, Inc. Shareholders Litigation, Civil Action No. 18209 and directing the plaintiffs to file a consolidated amended complaint. On October 2, 2000, the court entered an order of consolidation, consolidating the United Television lawsuits as In re United Television, Inc. Shareholders Litigation, Civil Action No. 18218 and directing that the complaint filed in Malamud v. UTV, Civil Action No. 18218, shall be deemed the operative complaint in the consolidated action.

     Chris-Craft, BHC and United Television believe that the Delaware actions are without merit and intend to defend them vigorously.


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K.
           ---------------------------------

     (a)     The following exhibits are filed herewith:

        Exhibit No.            Description
        -----------            -----------

           27                  Financial Data Schedule

     (b) The registrant filed a report on Form 8-K on August 23, 2000, reporting on item numbers 5 and 7.


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

Date: November 14, 2000

                              EXHIBIT INDEX


Incorporated by
Reference to:        Exhibit No.              Exhibit
-------------        -----------              -------

                        27           Financial Data Schedule