Form 10-K405
period 2000-12-31
CHRIS CRAFT INDUSTRIES INC
filed 2001-03-21
CIK 20067

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
    [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of February 28, 2001, was approximately $2,313,000,000.

     As of February 28, 2001, there were 27,273,688 shares of the registrant's Common Stock and 7,769,269 shares of the registrant's Class B Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The documents incorporated by reference into this Form 10-K and the Parts hereof into which such documents are incorporated are listed below:


                         Document       Part

                          None.

                                     PART I

ITEM 1.  BUSINESS.

                                     General

     Chris-Craft Industries, Inc. ("Chris-Craft"), the registrant, was organized in Delaware in 1928 and adopted its present name in 1962. Chris-Craft's principal business is television broadcasting, conducted through its majority owned (80% at February 28, 2001) subsidiary, BHC Communications, Inc. ("BHC"), which owns 100% of Chris-Craft Television, Inc. ("CCTV"), 100% of Pinelands, Inc. ("Pinelands") and, as of February 28, 2001, 57.9% of United Television, Inc. ("UTV").

     At February 28, 2001, Chris-Craft (including BHC and UTV) had 1,274 full-time employees and 138 part-time employees.

     The information appearing in Note 10 of Notes to Consolidated Financial Statements in the Annual Report, Industry Segment Information, is incorporated herein by reference.

                   Acquisition by The News Corporation Limited

     Chris-Craft, BHC and UTV have each agreed to be acquired by The News Corporation Limited ("News Corp.") for consideration consisting of cash and News Corp. preferred American depositary shares ("ADSs"). The mergers are structured initially as "forward mergers" as described below. For each merger to be effected as a forward merger, the parties to that merger must obtain a favorable tax ruling from the Internal Revenue Service regarding the merger and a related tax opinion from their respective legal counsel. In addition, the Federal Communications Commission ("FCC") must consent to the mergers and related reorganization transactions and the structure proposed by the parties for the ownership and operation of Chris-Craft's, BHC's and UTV's television stations following the mergers. If those tax and regulatory conditions are not met with respect to a particular merger, that merger will be restructured as a "reverse merger" as described below.

     If a merger is effected as a forward merger, Chris-Craft, BHC and UTV, as applicable, simultaneously with the closing of the merger, will merge into News Publishing Australia Limited, a subsidiary of News Corp. News Publishing will survive each of the forward mergers and transfer the television assets formerly held by Chris-Craft, BHC and UTV, as applicable, to a subsidiary of Fox Entertainment Group. The Fox Entertainment Group subsidiary will simultaneously transfer the title to all of the FCC licenses to Fox Television Stations, Inc.

     If a merger is restructured as a reverse merger, a subsidiary of Fox Entertainment Group will merge into Chris-Craft, BHC or UTV, as applicable, and Chris-Craft, BHC or UTV, as applicable, will be the surviving corporation. The Chris-Craft merger will occur first, followed by the BHC merger and then the UTV merger. Because each merger is a separate transaction, it is possible that one or more of the mergers may be effected as a forward merger, with the other mergers being effected as reverse mergers.

     The principal difference to stockholders between the forward mergers and the reverse mergers is that, in the forward mergers, the receipt of preferred ADSs, but not cash, by Chris-Craft, BHC or UTV stockholders will generally be tax-free for U.S. federal income tax purposes. In the reverse mergers, such receipt will be taxable. In addition, under a forward merger, the respective stockholders will have the ability to elect to receive the consideration as all cash, all stock or a combination thereof, subject to pro-ration and adjustment as described in the merger agreement related thereto. In the reverse mergers, Chris-Craft, BHC and UTV stockholders will receive more consideration than they would otherwise receive in the forward mergers; however, they will not be able to make any election as to the type of merger consideration they will receive.

     Chris-Craft has agreed to vote its BHC stock in favor of the acquisition of BHC by News Corp., and BHC has agreed to vote its UTV stock in favor of the acquisition of UTV by News Corp. The parties anticipate that the transactions will be completed in the first half of 2001. Closing of the transactions will be conditioned on stockholder approvals and other regulatory and contractual conditions.

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

     The following table sets forth certain information with respect to BHC stations and their respective markets:

                                                      Total
                                                   Commercial
              Network Af-    DMA TV                 Stations          DMA
Station and   filiation/     House-       DMA     Operating in     Cable TV
Location(1)   Channel        holds(2)    Rank(2)    Market(3)    Penetration(4)
-----------   -----------  ----------   --------  ------------   --------------
WWOR (5)       UPN 9        6,935,610      1st       6VHF             75%
Secaucus                                            14UHF

KCOP           UPN 13       5,354,150      2nd       7VHF             65%
  Los Angeles                                       10UHF

KPTV           UPN 12       1,017,760     23rd       4VHF             62%
  Portland                                           2UHF

KMSP           UPN 9        1,510,130     14th       4 VHF            55%
  Minne-                                             3 UHF
  apolis/
  St. Paul

KTVX           ABC 4          732,380     36th       4 VHF            53%
  Salt                                               2 UHF
  Lake City

KMOL           NBC 4          693,810     37th       3 VHF            65%
  San                                                3 UHF
  Antonio

KBHK           UPN 44       2,431,720      5th       4 VHF            72%
  San                                               10 UHF
  Francisco

KUTP           UPN 45       1,441,660     17th       4 VHF            59%
  Phoenix                                            4 UHF

WRBW           UPN 65       1,126,000     21st       3 VHF            76%
  Orlando                                            9 UHF

WUTB           UPN 24       1,010,160     24th       3 VHF            68%
  Baltimore                                          3 UHF

------------

    (1) KCOP and KPTV are wholly owned by CCTV; WWOR is owned by Pinelands; the remaining stations are owned by UTV or wholly owned subsidiaries of UTV.

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


     Programming

     BHC's UPN stations depend heavily on independent third parties for programming, as do KTVX and KMOL for their non-network broadcasts. Recognizing the need to have a more direct influence on the quality of programming available to its stations, and desiring to participate in potential profits through national syndication of programming, BHC invests directly in the development of original programming. The aggregate amount invested in original programming through December 31, 2000 was not significant to Chris-Craft's financial position. BHC television stations also produce programming directed to meet the needs and interests of the area served, such as local news and events, public affairs programming, children's programming and sports.

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

     Pursuant to generally accepted accounting principles, commitments for programming not available for broadcast are not recorded as liabilities until the programming becomes available for broadcast, at which time the related contract right is also recorded as an asset. BHC television stations had unamortized film contract rights for programming available for telecasting and deposits on film contracts for programming not available for telecasting aggregating $165,113,000 as of December 31, 2000. The stations were committed for film and sports rights contracts aggregating $280,100,000 for programming not available for broadcasting as of that date. License periods for particular programs or films generally run from one to five years. Long-term contracts for the broadcast of syndicated television series generally provide for an initial telecast and subsequent reruns for a period of years, with full payment to be made by the station over a period of time shorter than the rerun period. See Notes 1(C) and 9 of Notes to Consolidated Financial Statements.

     KTVX and KMOL are primary affiliates of their respective networks. UTV has 10-year affiliation agreements for KTVX and KMOL, which expire in 2005. Current FCC rules do not limit the duration of affiliation agreements. The licensee subsidiaries for Chris-Craft's eight UPN-affiliated stations have agreed to modify and extend the terms of their UPN affiliations to the end of the 2001-2002 season (approximately August 31, 2002). The subsidiaries have options, exercisable by December 17, 2001, to extend the affiliation term for each of their stations through the end of the 2004-2005 season (approximately August 31, 2005).

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

     KMSP UPN 9's license renewal was granted on February 11, 2000 and is due to expire on April 1, 2006. KTVX's license renewal was granted on October 9, 1998 and is due to expire on October 1, 2006. KUTP UPN 45's license renewal was granted on April 20, 1999 and is due to expire on October 1, 2006. KCOP UPN 13's license renewal was granted on January 8, 1999 and is due to expire on December 1, 2006. KBHK UPN 44's license renewal was granted on January 8, 1999 and is due to expire on December 1, 2006. KPTV UPN 12's license renewal was granted on January 28, 1999 and is due to expire on February 1, 2006. KMOL's license renewal was granted on November 12, 1998 and is due to expire on August 1, 2006. WWOR UPN 9's license renewal was granted on July 7, 1999 and is due to expire on June 1, 2007. WUTB UPN 24's license was assigned to UTV of Baltimore, Inc., a subsidiary of UTV, on January 20, 1998 and is due to expire on October 1, 2004. WRBW UPN 65's license was assigned to UTV of Orlando, Inc., a subsidiary of UTV, on July 7, 1999 and is due to expire on February 1, 2005.

     On August 5, 1999, the FCC adopted changes in several of its broadcast ownership rules (collectively, the "FCC Ownership Rules"). These rule changes became effective on November 16, 1999. Further changes were made in a series of orders released on January 19, 2001.

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

     The FCC made other changes to its rules that determine what constitutes an "attributable interest" in applying the FCC Ownership Rules. Under the new rules, a party will be deemed to have an attributable interest in a television or radio station, cable system or daily newspaper that triggers the FCC's cross-ownership restrictions, if (1) it is a non-passive investor, and it owns 5% or more of the voting stock in the media outlet or its controlling parent;
(2) it is a passive investor (i.e., bank trust department, insurance company or mutual fund) and it owns 20% or more of the voting stock; or (3) its interests (which may be in the form of debt or equity (even if non-voting), or both) exceeds 33% of the total asset value of the media outlet, and it either (i) supplies at least 15% of a station's weekly broadcast hours or (ii) has an attributable interest in another media outlet in the same market.

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

     Finally, the FCC eliminated (i) its "cross interest" policy, which had prohibited common ownership of a cognizable interest in one media outlet and a "meaningful" non-cognizable interest in another media outlet serving essentially the same market; and (ii) effective 60 days from publication in the Federal Register of the January 2001 orders, the "single majority shareholder" exception to the attribution rules. The single majority shareholder exception provided that if a single shareholder owned more than 50% of a media outlet's voting stock, other shareholders in that media outlet whose voting interests would otherwise have been attributable (such as 5% or more of the voting stock) would be deemed non-attributable. All interests that were deemed to be non-attributable based on the single majority shareholder exception as of the adoption date of the FCC's 2001 orders will continue to be treated as non-attributable interests.

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

     FCC regulations also prohibit common ownership or control between any two of ABC, NBC, CBS, and Fox, or any one of those four networks, and, under current interpretation, either UPN or WB. The FCC is considering whether to modify or eliminate this rule.

     The Telecom Act directed the FCC to conduct a rule-making proceeding to require the inclusion, in all television sets 13 inches or larger, of a feature (commonly referred to as the V-Chip) designed to enable viewers to block display of programs carrying a common rating and authorized the FCC to establish an advisory committee to recommend a system for rating video programming that contains sexual, violent or other indecent material about which parents should be informed, before it is displayed to children, if the television industry does not establish a satisfactory voluntary rating system of its own. On March 12, 1998, the FCC voted to accept an industry proposal providing for a voluntary ratings system of "TV Parental Guidelines" under which all video programming will be designated in one of six categories to permit the electronic blocking of selected video programming. The FCC has begun a separate proceeding to address technical issues related to the "V-Chip." The FCC has directed that all television receiver models with picture screens 13 inches or greater be equipped with "V-Chip" technology under a phased implementation beginning on July 1, 1999. Chris-Craft cannot predict how changes in the implementation of the ratings system and "V-Chip" technology will affect Chris-Craft's business.

     The FCC recently adopted regulations requiring increased closed-captioning of video programming. Subject to various exemptions, television stations will be required to begin broadcasting specified amounts or a specified percentage of new programs with closed captioning in the year 2000 and specified percentages of pre-rule programming commencing in 2008.

     New FCC video description requirements for television broadcast stations, which will take effect on April 1, 2002, require television broadcast stations in the top 25 DMAs that are affiliated with the top four networks (ABC, NBC, CBS and Fox) to provide video described programming. Mandatory video description of emergency information, which applies to all television stations and cable operators, will become effective once the Office of Management and Budget completes a separate review of this provision.

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

     The FCC has taken a number of steps to implement digital television service ("DTV") (including high definition) in the United States. In December 1996, the FCC adopted a DTV broadcast standard. On February 17, 1998, the FCC affirmed an amended table of digital channel allotments and rules for the implementation of DTV, initially adopted in 1997. The digital table of allotments provides each existing television station licensee or permittee with a second broadcast channel to be used during the transition to DTV, conditioned upon the surrender of one of the channels at the end of the DTV transition period. The DTV channels assigned to the BHC television stations are as follows: KCOP, channel 66; KBHK, channel 45; KMSP, channel 26; WWOR, channel 38; KPTV, channel 30; KMOL, channel 58; KTVX, channel 40; KUTP, channel 26; WUTB, channel 41; and WRBW, channel 41. Implementation of DTV is expected to improve the technical quality of television. Furthermore, the implementing rules permit broadcasters to use their assigned digital spectrum flexibly to provide either standard or high-definition video signals and additional services, including, for example, data transfer, subscription video, interactive materials, and audio signals, as long as they continue to provide at least one free, over-the-air television service. However, the digital table of allotments was devised on the basis of certain technical assumptions that have not been subjected to extensive field testing and that, along with specific digital channel assignments, may be subjected to further administrative and judicial review. Conversion to DTV may reduce the geographic reach of the BHC television stations or result in increased interference, with, in either case, a corresponding loss of population coverage. DTV implementation will impose additional costs on BHC, primarily due to the capital costs associated with construction of DTV facilities, and increased operating costs, both during and after the transition period. In addition, the Telecommunications Act requires the FCC to assess and collect a fee for any use of a broadcaster's DTV channel for which it receives subscription fees or other compensation other than advertising revenue. The FCC has set a target date of 2006 for expiration of the transition period, subject to biennial reviews to evaluate the progress of DTV, including the rate of consumer acceptance. The FCC has recently ruled that a television broadcaster may demand must-carry of its digital signal on cable systems if its analog station is not being carried on the cable system. This digital must-carry rule applies only to a single stream of programming that is provided free over the air and specifically does not apply to ancillary and supplementary services.

     On January 18, 2001, the FCC adopted rules resolving a number of technical and legal matters related to whether cable television operators should be required to carry digital television signals, in addition to the currently required carriage of stations' analog signals. The FCC tentatively concluded that a dual channel carriage requirement may impermissibly burden a cable operator's First Amendment rights. The FCC therefore issued a further notice of proposed rulemaking to determine the need for dual carriage for a successful transition to digital television and the extent of harm to cable operators. The FCC also concluded that a digital-only television station can immediately assert its rights to carriage on a cable system and that a television station that returns its analog spectrum and converts to digital has must-carry rights on cable systems. Based on the current record, the FCC concluded that, for a digital television station, the primary video that is entitled to mandatory carriage includes a single programming stream and other program-related content. The FCC seeks comment in the further notice on the scope of "program-related" content.

     Some of BHC's television stations have begun broadcasting on their DTV channels, in addition to their analog broadcasts. BHC has filed applications with the FCC for permits to construct DTV facilities for each of its other stations. Future capital expenditures by Chris-Craft will be compatible with the new technology whenever possible.

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

     The Communications Act limits the amount of capital stock that aliens (including their representatives, foreign governments, their representatives and entities organized under the laws of a foreign country) may own in a television station licensee or any corporation directly or indirectly controlling such licensee. No more than 20% of a licensee's capital stock and, if the FCC so determines, no more than 25% of the capital stock of a company controlling a licensee, may be owned, directly or indirectly, or voted by aliens or their representatives. Should alien ownership exceed this limit, the FCC may revoke or refuse to grant or renew a television station license or approve the assignment or transfer of such license. Chris-Craft believes the ownership by aliens of its stock and that of BHC and UTV to be below the applicable limit.

     On January 20, 2000, the FCC approved new equal employment opportunity and outreach requirements for all broadcast licensees (and cable operators). The key elements were: (1) licensees must implement a minority outreach program; (2) licensees with five or more full-time employees must place a report regarding their outreach efforts in their public inspection file annually, and, if they have more than 10 full-time employees, they must submit the last four years of these reports to the FCC at the halfway point and endpoint of their license terms, which will be subject to FCC review; (3) licensees with five or more full-time employees also must file with the FCC a "Statement of Compliance" with regard to their outreach efforts every two years; and (4) licensees with five or more full-time employees also must file annual employment reports, of the sort filed prior to 1998, which the FCC will use only to monitor minority employment. In a decision released January 16, 2001, the United States Court of Appeals for the District of Columbia Circuit struck down the outreach provisions of the new rule as unconstitutional. On January 31, the FCC suspended enforcement of the rule. The FCC has petitioned for a partial rehearing of the decision.

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

     Alternative technologies could increase competition in the areas served by BHC stations and, consequently, could adversely affect their profitability. The emergence of home satellite dish antennas has made it possible for individuals to receive a host of video programming options via satellite transmission. Four direct-to-home satellite systems ("DTH") currently provide service. The number of subscribers to DTH services increased substantially during the past five years, to approximately 13.1 million as of December 1999.

     On November 29, 1999, the President signed the Satellite Home Viewer Improvement Act ("SHVIA"). Among other things, SHVIA provides for a statutory copyright license to enable satellite carriers to retransmit local television broadcast stations' programming into the stations' respective local markets. After May 27, 2000, satellite carriers were prohibited from delivering a local signal into their local markets--so called "local-into-local" service--without the consent or must-carry election of such stations, but stations are obligated to engage in good faith retransmission consent negotiations with the carriers. SHVIA and implementing FCC regulations do not require satellite carriers to, but provide that carriers that choose to do so must, comply with certain mandatory signal carriage requirements by January 1, 2002. Further, the Act authorizes satellite carriers to continue to provide certain network signals to unserved households, as defined in SHVIA and FCC rules, except that carriers may not provide more than two same-network stations to a household in a single day. Also, households that do not receive a signal of Grade A intensity from any of a particular network's affiliates may continue to receive distant station signals for that network until December 31, 2004, under certain conditions. The FCC has adopted several regulations, as required by SHVIA, to implement certain aspects of the Act, such as standards for good faith retransmission consent negotiations, must-carry procedures, exclusivity protection for local stations against certain distant signals, and enforcement. Certain portions of SHVIA and related regulations are currently being challenged in court.

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

     Significant portions of the sales of the Industrial Division are to the flexible film packaging industry, composite material fabricators and health care facilities. Sales of particular items may vary widely from year to year as specifications, designs and other conditions change. The products of the Industrial Division are sold by it directly and by sales agents and distributors.

     Sales of various kinds of plastic film to a large chemical manufacturer and major distributor equaled 22.2% and 7.1%, respectively, and sales to two health care customers equaled 8.7% and 6.6%, of 2000 Division revenues. Sales to these accounts are generally made on the basis of competitive bidding on each item sold. Similar arrangements with these customers have prevailed for a number of years. The loss of these customers, unless their business was replaced by others, would have an adverse effect on the Industrial Division.


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

     Physical facilities consisting of offices and studio facilities are owned by UTV in Minneapolis, Salt Lake City, San Antonio and Phoenix and are leased in Baltimore, Orlando and San Francisco. The Baltimore lease expires in April 2005 and is renewable, at increased rental, for two five-year periods. The Orlando lease expires in March 2004. The San Francisco lease expires in 2007. UTV also occupies leased facilities in various cities throughout the country.

     The Minneapolis facility includes approximately 49,700 square feet of space on a 5.63-acre site. The Salt Lake City facility is approximately 48,000 square feet on a 6.03-acre site. The San Antonio facility is approximately 41,000 square feet on a .92-acre site. The San Francisco facility is approximately 27,700 square feet in downtown San Francisco. The Phoenix facility is approximately 26,400 square feet on a 3.03-acre site. The

Orlando facility is approximately 8,750 square feet and is located at Universal Studios in Orlando. The Baltimore facility is approximately 11,700 square feet and is located in an office park in a suburb of Baltimore. Smaller buildings containing transmission equipment are owned by UTV at sites separate from the studio facilities.

     UTV owns a 55-acre tract in Shoreview, Minnesota, of which 40 acres are used by KMSP for transmitter facilities and tower.

     KTVX's analog transmitter facilities and tower are located at a site on Mt. Nelson, close to Salt Lake City, under a lease that expires in 2004. KTVX also maintains back-up analog transmitter facilities and tower at a site on nearby Mt. Vision under a lease that expires in July 2002 and is renewable, at no increase in rental, for a 50-year period. KTVX's DTV transmitting facilities are located at a site on Farnsworth Peak, close to Salt Lake City, in a facility, and on a tower, which will eventually accommodate the DTV facilities of most of the television stations in Salt Lake City. UTV is a member of the partnership that operates the facility.

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

     WRBW's analog transmitter facilities are located on a site near Orlando. The building containing the transmitter and the tower on which the antenna is mounted are shared with another television station as well as several FM radio stations. The lease for the tower and building expires in September 2001, and is renewable for two five-year periods. WRBW's DTV transmitting facilities are currently being constructed on another site near Orlando. The building containing the transmitter, and the tower on which the antenna is mounted, are shared with two other stations. The lease for the tower and building will expire 15 years after the commencement of the lease and is renewable for two additional 15-year periods. WRBW has an option to move its analog facilities to this same site under similar lease terms, and has begun the process.

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

                                                  Factory and
Plant                                             Office Space        Site
Location             Principal Product            (Square Feet)      (Acres)

Gary IN              Plastic flexible films       55,600*             5
                     and water-soluble
                     hospital bags

Northbrook IL        Health care products          3,169              --

South Holland IL     Warehouse for healthcare     32,241              --
                     products distribution
---------

     *Chris-Craft is currently expanding operating space to 68,600 square feet. Completion is expected in 2001.

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

     In June 1990, the United States of America and the State of California commenced an action in the United States District Court for the Central District of California, entitled United States of America et al. v. Montrose Chemical Corporation of California et al., Civil Action No. 90-3122 AAH (JRX), against, among others, Montrose and Chris-Craft. Certain United States affiliates of Zeneca (the "Zeneca Affiliates"), as well as CBS Corporation (formerly Westinghouse Electric Corporation), which has no connection with Chris-Craft, were also named as defendants. Brought under CERCLA, plaintiffs alleged with respect to Montrose, Chris-Craft, and the Zeneca Affiliates that Montrose released hazardous substances, including DDT, into the environment in and around Los Angeles, California, including the waters surrounding the Palos Verdes

Peninsula, the Los Angeles-Long Beach Harbor, and the Channel Islands ("Offshore Areas"). The complaint also alleged that Westinghouse (now CBS) released PCBs into the same waters. The complaint sought a declaration that defendants are jointly and severally liable for damages (in amounts not specified) resulting from injury to natural resources caused by the alleged releases, including loss of use and costs of restoration, plus plaintiffs' costs in assessing such damages. The complaint also sought recovery of response costs incurred and to be incurred by EPA in connection with potential restoration and remediation efforts at the affected ocean areas. Although EPA has not selected any response actions, in September 2000, it undertook a "pilot capping program" whereby, on a test basis, it dropped dredged sediments from barges onto a portion of the allegedly contaminated sediments in the waters near the Palos Verdes Peninsula. Also in the complaint, plaintiffs sought to hold Montrose, Chris-Craft, and the Zeneca Affiliates jointly and severally liable for all costs incurred and to be incurred in connection with alleged hazardous substance contamination to soil and ground water at the site of Montrose's former plant in Torrance, California. Montrose and EPA are investigating the former plant site and certain other onshore areas, and evaluating potential response actions.

     In March 1997, the plaintiffs lodged with the District Court an amended $45.7 million settlement with the Los Angeles County Sanitation District and a series of other local governmental entities that had been sued by Montrose, Chris-Craft and other defendants as third-party defendants (the "LACSD Defendants"), which purports to cover claims both for natural resource damages and also for response costs relating to the Offshore Areas. In attempting to justify the settlement, plaintiffs said they valued their total natural resource damage and response cost claims with respect to the area of sediments at approximately $482 million. In December 1998, the plaintiffs lodged with the District Court a $9.5 million consent decree with CBS. In August 1999, the District Court approved the amended LACSD and CBS consent decrees. Chris-Craft and the other remaining defendants have appealed. On May 23, 2000, the court denied cross-motions for summary judgment brought by the plaintiffs and Chris-Craft regarding its liability. Trial on all the plaintiffs' claims against Montrose, Chris-Craft and the Zeneca Affiliates commenced on October 17, 2000. On October 27, 2000, while the trial was pending, the parties announced they had reached an agreement in principle on a partial settlement resolving all disputes concerning the Offshore Areas. On December 19, 2000, a partial consent decree was lodged which effectuates this agreement. The decree was approved by the District Court on March 15, 2001 following public comment. Under the decree, the defendants collectively have agreed to pay the plaintiffs a total of $73 million. This amount is to be paid into an escrow in two parts (Montrose paid $50 million in January 2000, with the remaining $23 million to be paid by Montrose by May 1, 2001) and subsequently turned over to the plaintiffs. The decree does not resolve the plaintiffs' claims to recover response costs expected to be incurred as a result of alleged releases of hazardous substances by Montrose to certain onshore areas. Except for approving the decree, the court has adjourned further proceedings until June 19, 2001, including ruling on the plaintiffs' claim that Chris-Craft is liable for cleanup costs at onshore areas.

     As to this claim, Chris-Craft contends that it is not liable and that it neither owned nor operated the facilities involved. Chris-Craft and its predecessors were shareholders of Montrose and provided certain management services to Montrose as it conducted its operations. Based on the available information, the status of the proceedings, and the applicable legal and accounting standards, Chris-Craft, in reliance on, among other things, the advice of counsel, believes that it should have no liability (under CERCLA or otherwise) for the operations of Montrose and does not presently consider liability to be "probable" in any of the Montrose-related cases. Accordingly, under Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," no amount has been reserved in Chris-Craft's financial statements.

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

     Between August 14 and 21, 2000, various purported stockholders of BHC filed complaints in the Delaware Court of Chancery entitled Gissen v. BHC, et al., Civil Action No. 18209; Piven v. BHC, et al., Civil Action No. 18211; Voege v. Siegel, et al., Civil Action No. 18210; Stubbe v. BHC, et al., Civil Action No. 18217; and Rand v. BHC, et al., Civil Action No. 18229 (which collectively are referred to as the "BHC lawsuits"). During the same period, various purported stockholders of UTV filed complaints in the Delaware Court of Chancery entitled Pyenson v. UTV, et al., Civil Action No. 18222; Malamud v. UTV, et al., Civil Action No. 18218; and Rand v. UTV, et al., Civil Action No. 18235 (which collectively are referred to as the "UTV lawsuits" and, together with the BHC actions, as the "Delaware actions"). The Delaware actions assert claims against Chris-Craft, UTV, BHC, and some of their officers and directors, alleging, among other things, that Chris-Craft and/or BHC and/or UTV and the individual defendants breached their fiduciary duties to stockholders, and that certain defendants engaged in self-dealing, with respect to the News Corp. acquisitions by merger of BHC and/or UTV. The Delaware actions seek class action certification and injunctive relief against Chris-Craft, BHC and UTV or, in the alternative, to obtain rescission of the mergers or rescissory damages, and other relief.

     On September 25, 2000, the Court entered an order of consolidation, consolidating the BHC lawsuit as In re BHC Communications, Inc. Shareholders Litigation, Civil Action No. 18209, and directing the plaintiffs to file a consolidated amended complaint. On October 2, 2000, the Court entered an order of consolidation, consolidating the United Television lawsuit as In re United Television, Inc. Shareholders Litigation, Civil Action No. 18218, and directing that the complaint filed in Malamud v. UTV, Civil Action No. 18218, shall be deemed the operative complaint in the consolidated action. A consolidated complaint and an amended consolidated complaint have been filed in connection with each of the BHC and UTV lawsuits.

     We were advised that all defendants in the BHC and UTV lawsuits filed motions to dismiss the complaints in the Delaware actions. The Court heard arguments on the motions to dismiss on March 14, 2001. The Court reserved its decision on the motions but informed the plaintiffs that they must respond in writing within two weeks of the oral argument date as to whether they wish to amend their complaints. No answer has been filed in the Delaware actions. Discovery has been stayed by consent, pending a decision on the motions to dismiss.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

         EXECUTIVE OFFICERS OF THE REGISTRANT.

     The executive officers of Chris-Craft, as of February 28, 2001, are as follows:

                                                             Has served
    Name                  Positions with Chris-Craft and     as officer
                          age as of February 28, 2001        since

    Herbert J. Siegel     Chairman of the Board and            1968
                          President; 72

    Evan C Thompson       Executive Vice President             1982
                          and President,Television
                          Division; 58

    John C. Siegel        Executive Vice President; 48         1985

    William D. Siegel     Executive Vice President; 46         1985

    Joelen K. Merkel      Senior Vice President and            1980
                          Treasurer; 49

    Brian C. Kelly        Senior Vice President and General    1992
                          Counsel and Secretary; 49


     The principal occupation of each of the individuals for the past five years is stated in the foregoing table.

     All officers hold office until the meeting of the Board following the next annual meeting of stockholders or until removed by the Board.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS.

     Chris-Craft common stock is traded on the New York Stock Exchange and the Pacific Exchange. The high and low sales prices reported in the consolidated transaction reporting system are shown below for the periods indicated. Since Chris-Craft Class B common stock is ordinarily nontransferable, there is no trading market for such class.

                                    2000                 1999
                               High     Low        High       Low
-----------------------------------------------------------------------------
First Quarter                  79       59 3/16    48 7/16    41 5/16
Second Quarter                 70 1/2   56 7/16    49 3/4     43 7/8
Third Quarter                  85 5/16  62         59 1/2     46
Fourth Quarter                 86 7/8   63 7/8     78 1/4     55 7/8

     Chris-Craft paid 3% stock dividends on its common stock in April 2000 and April 1999. As of February 28, 2001, there were 2,328 holders of record of common stock and 1,468 holders of record of Class B common stock.

ITEM 6.  SELECTED FINANCIAL DATA.

(In thousands of dollars     As of and for the year ended December 31,
 except per share data)     ------------------------------------------
                         2000       1999       1998        1997        1996

Operating revenue  $ 528,842   $  491,547  $  467,093  $  464,646  $  465,695
=============================================================================
Operating income   $ 115,232   $   94,197  $   94,670  $   95,525  $  103,268
Interest and other
 income, net         138,191      106,183      80,337      80,556      81,879
Equity in United
 Paramount Network
 loss                (35,696)     (97,344)    (88,597)    (87,430)   (146,313)
Gain on change of
  ownership in United
  Paramount Network     -            -           -        153,933        -
Income taxes           1,100      (32,300)    (32,500)    (99,600)    (19,500)
Minority interest    (60,814)     (28,303)    (24,440)    (49,483)    (18,522)
-----------------------------------------------------------------------------
    Net income     $ 158,013   $   42,433  $   29,470  $   93,501  $      812
=============================================================================

Earnings per share -
  Basic            $    4.52   $     1.21  $      .84  $     2.70  $      .01
  Diluted               3.58          .97         .67        2.13         .01
Cash and marketable
 securities         1,445,117   1,359,668   1,415,543   1,501,929   1,395,179
Working capital     1,580,407   1,353,942   1,387,978   1,486,556   1,418,085
Film contract
 rights               165,113     151,369     123,502     121,977     144,034
Investments            89,662     104,176      69,881      50,130      48,194
Total assets        2,552,209   2,345,985   2,245,423   2,226,429   2,137,259
Long-term debt           -           -           -           -           -
Minority interest     553,394     503,447     479,820     484,268     506,260
Shareholders'
 investment        $1,602,202  $1,441,803  $1,408,469  $1,383,180  $1,288,918

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

     Chris-Craft's financial position continues to be strong and highly liquid. Cash and marketable securities totalled $1.45 billion at December 31, 2000, and Chris-Craft has no debt outstanding. Chris-Craft's 80.0% owned television broadcasting subsidiary, BHC Communications, Inc., invested significant funds in United Paramount Network from UPN's inception in 1994 until March 31, 2000, when BHC sold its remaining 50% interest in the network.

     Chris-Craft's operating cash flow is generated primarily by its Television Division's core television station group. Broadcast cash flow reflects station operating income plus depreciation and film contract amortization less film contract payments. The relationship between film contract payments and related amortization may vary greatly between periods (amortization exceeded payments by $3.2 million in 2000 and payments exceeded amortization by $1.1 million in
1999), and is dependent upon the mix of programs aired and payment terms of the stations' contracts. Additionally, station operating income for 2000 included a non-cash $10 million programming write down. Reflecting such amounts, broadcast cash flow in 2000 increased 22%, while station earnings increased 11%, as explained below. Although broadcast cash flow is often used in the broadcast television industry as an ancillary measure, it is not synonymous with operating cash flow computed in accordance with generally accepted accounting principles, and should not be considered alone or as a substitute for measures of performance computed in accordance with generally accepted accounting principles.

     Chris-Craft's cash flow additionally reflects earnings associated with its cash and marketable securities, most of which are held by BHC. Such balances rose slightly, to $1.45 billion at December 31, 2000, from $1.36 billion at December 31, 1999. Such $85 million increase reflects 2000 operating cash flow of $124.8 million, which was partially offset by final UPN net funding totalling $25.9 million, and capital expenditures totalling $14.4 million.

     BHC generates most of Chris-Craft's consolidated cash flow. Parent company obligations consist solely of corporate office expenditures, current and accrued. Most parent company cash flow in recent years has been provided from the receipt by Chris-Craft of its share of special dividends paid by BHC. BHC paid a $2.00 per share special cash dividend in February 2000, aggregating $45.0 million (of which Chris-Craft received $36.0 million), and a $1.00 per share special cash dividend (of which Chris-Craft received $18.0 million) in each of the previous three years.

     Chris-Craft, from time to time, has purchased shares of its own capital stock. No shares were purchased during 2000, and, at December 31, 2000, 586,602 common shares remained authorized for purchase. BHC, from time to time, has purchased shares of its own stock. No shares were purchased during 2000, and, at December 31, 2000, 185,497 Class A shares remained authorized for purchase. During the three year period ended December 31, 2000, UTV expended $7.8 million acquiring its own common shares. No shares were purchased during 2000, and, at December 31, 2000, 721,249 UTV shares remained authorized for purchase.

     In January 1998, UTV purchased the assets of UHF television station WHSW, Channel 24, in Baltimore, Maryland for $80.2 million in cash. The station's call letters were changed to WUTB, and the station became a UPN affiliate. In July 1999, UTV purchased the assets of UHF television station WRBW, Channel 65, a UPN affiliate in Orlando, Florida, for $61.3 million in cash. UTV remains obligated for possible future consideration relating to the purchase of WRBW of up to $25 million.

     In July 1994, BHC, along with Viacom Inc.'s Paramount Television Group, formed UPN, a broadcast television network which premiered in January 1995. BHC owned 100% of UPN from its inception through January 15, 1997, when Viacom completed the exercise of its option to acquire a 50% interest in UPN, and, accordingly, BHC and Viacom shared equally in UPN's losses and funding requirements. On March 31, 2000, BHC sold for $5 million its remaining 50% interest in UPN to Viacom. As a result of the sale, BHC has no further ownership interest in the network or obligation to fund UPN's operations. UPN incurred start-up losses of $194.7 million in 1999, $177.2 million in 1998, $170.2 million in 1997, $146.3 million in 1996 and $129.3 million in 1995. BHC funding of UPN totalled $29.1 million in 2000, $106.6 million in 1999 and $88.1 million in 1998. Equity loss and other related to UPN for the year ended December 31, 2000 includes equity loss in UPN of $22,574,000, loss on sale of BHC's interest in UPN of $11,347,000 and related expenses of $1,775,000.

     Chris-Craft's television stations make commitments for programming that will not be available for telecasting until future dates. At December 31, 2000, commitments for such programming totalled $280.1 million, including $104.0 million applicable to UTV. Chris-Craft's capital expenditures generally have not been material in relation to its financial position, and the related capital expenditure commitments at December 31, 2000 were not material. During 2000, Chris-Craft stations continued the process of converting to digital television
(DTV). This conversion requires the purchase of digital transmitting equipment to telecast over newly assigned frequencies. Six of Chris-Craft's ten stations have made the initial conversion to DTV signal transmission. This conversion rollout is expected to take a number of years and will be subject to competitive market conditions. Chris-Craft expects that its expenditures for future film contract commitments and capital requirements for its present business, including the cost to convert to DTV, will be satisfied primarily from operations, marketable securities or cash balances.

     As set forth in Note 9, Chris-Craft has been named as a defendant (or a "potentially responsible party") in certain actions seeking recovery for environmental damage allegedly related to (i) the activities (discontinued since
1983) of 50% owned Montrose Chemical Corporation of California ("Montrose California") and (ii) the activities of Montrose Chemical Co., a predecessor company to Chris-Craft. As further set forth in Note 9, Chris-Craft does not presently consider liability to be "probable" in any of the Montrose California related matters and believes it has been erroneously identified as a potentially responsible party and is unable to determine at this stage if it could have any liability regarding Montrose Chemical Co. Accordingly, no amount has been reserved in Chris-Craft's financial statements relating to these matters.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Chris-Craft is subject to certain market risk relating to its marketable securities holdings, which are all held for other than trading purposes. The table below provides information as of December 31, 2000 about the U.S. Government securities which are subject to interest rate sensitivity and the equity securities which are subject to equity market sensitivity.

(In thousands)                               Cost         Fair Value
-----------------------------------------------------------------------------
U.S. Government securities               $   1,091,231   $   1,092,975
Equity securities                        $      95,909   $      99,628

     All of Chris-Craft's marketable securities have been categorized as available for sale, and are comprised substantially of U.S. Government securities, 99% of which mature in one year and all of which mature in 17 months.

RESULTS OF OPERATIONS - 2000 VERSUS 1999

     Chris-Craft net income in 2000 rose to $158,013,000, or $4.52 per share ($3.58 per share diluted), compared to net income in 1999 of $42,433,000, or $1.21 per share ($.97 per share diluted). The substantial increase in net income resulted primarily from the December 2000 settlement with the Internal Revenue Service by BHC of a previously denied Federal income tax refund claim for $124.4 million, including interest of $42.9 million. In addition, the increase in net income reflects the elimination, subsequent to March 2000, of losses attributable to BHC's former 50% interest in UPN, which was sold by BHC in the first quarter of 2000.

     Television station earnings in 2000 increased 11%, to $146,952,000 from $131,808,000, reflecting solid revenue growth and a reduction of approximately $4.3 million in expense associated with stock price based retirement plans. Station operating revenues for the year rose 8%, to a record $495,273,000 from $459,938,000, and same station full year operating revenues rose 6%. The increase in station earnings was augmented by an increase, to $9,596,000 from $8,777,000, in earnings at BHC's television production subsidiaries. Corporate office expenses of BHC and UTV reflect $2.8 million of acquisition related expenses and a reduction of $1.2 million in stock price based retirement plan expense. Television Division operating income in 2000 accordingly rose 14%, to a record $131,346,000 from $114,726,000 in 1999.

     Industrial Division operating income rose 10% in 2000, to a record $4,607,000 from $4,204,000 in 1999. The Division's operating revenues increased 5%, to $23,338,000 from $22,200,000 in 1999, and its profit margin benefitted from improved product mix and manufacturing efficiencies.

     Consolidated operating income increased 22%, to a record $115,232,000 from $94,197,000. Operating income for 2000 includes a favorable swing of approximately $13.6 million of expense recorded for stock price based retirement plans, reflecting a 5% decline during 2000 in the market price of Chris-Craft's common stock together with a 54% market price increase in 1999. Additionally, 2000 operating income includes a $5.5 million favorable litigation settlement, offset by $8.8 million of expenses associated with the expected acquisitions by News Corp. of Chris-Craft, BHC and UTV.

     On March 31, 2000, BHC sold its 50% interest in UPN to Viacom. As a result of the sale, BHC has no further ownership interest in the network or obligation to fund UPN's operations. Losses associated with BHC's former interest in UPN declined to $35,696,000 from $97,344,000, following the sale. The 2000 amount includes equity loss in UPN of $22,574,000, loss on sale of BHC's interest in UPN of $11,347,000 and related expenses of $1,775,000.

     Interest and other income, which primarily includes earnings on Chris-Craft's consolidated $1.4 billion in cash and marketable securities, totalled $138,191,000, compared to $106,183,000 in 1999. The 2000 amount includes $42.9 million of interest on BHC's Federal income tax refund settlement. Net gains on securities totalled $7.5 million in 2000 and $33.1 million in 1999.

     Chris-Craft's income tax provisions reflect the realization of certain tax benefits, including $81.5 million recorded by BHC in December 2000 upon settlement with the IRS of the Federal income tax refund claimed for capital losses generated in 1993, and $8.8 million of corresponding state income tax refunds. In 1999, Chris-Craft's income tax provision reflected the reversal of the valuation allowance recorded in previous years, since the uncertainty of realization of those tax benefits had been removed.

     Minority interest reflects the interest of shareholders other than Chris-Craft in the net income of BHC, 80% owned by Chris-Craft at December 31, 2000 and December 31, 1999, and 79.96% owned by Chris-Craft at December 31, 1998, and the interest of shareholders other than BHC in the net income of UTV, 57.9% owned by BHC at December 31, 2000, 58.1% owned by BHC at December 31, 1999, and 58.5% owned by BHC at December 31, 1998.

RESULTS OF OPERATIONS - 1999 VERSUS 1998

     Chris-Craft net income in 1999 rose to $42,433,000, or $1.21 per share ($.97 per share diluted), from net income in 1998 of $29,470,000, or $.84 per share ($.67 per share diluted). The 44% increase in net income is mostly attributable to marketable securities gains.

     Television station earnings in 1999 increased 7%, to $131,808,000 from $123,123,000, and rose 10% excluding expense associated with stock price based retirement plans. The increase in station earnings primarily reflects growth in station operating revenues, which more than offset modest increases in station operating expenses. Station operating revenues rose 5%, to $459,938,000 from $436,664,000, and same station operating revenues rose 4%. Station operating revenues were positively affected by generally strong demand for television advertising time, as well as the generally positive impact of UPN's improved competitive position on the prime time results of BHC's eight UPN affiliates. Nonetheless, several BHC stations recorded lower operating revenues in 1999. Station operating revenues in 1998 include retroactive network compensation recorded by our NBC affiliate upon finalization of a long-term affiliation agreement. Such compensation was offset by certain copyright royalty revenues recorded in 1999.

     The increase in station earnings was partially offset by a decline, to $8,777,000 from $10,202,000, in earnings at BHC's television production subsidiaries, and a $1.1 million increase in corporate office expenses of BHC and UTV. Television Division operating income in 1999 accordingly rose 5%, to $114,726,000 from $109,299,000. Excluding stock price based retirement plan expense, Television Division operating income increased 9% in 1999.

     Industrial Division operating income rose 15% in 1999, to a record $4,204,000 from $3,642,000 in 1998. The Division's operating revenues increased 5%, to $22,200,000 from $21,243,000 in 1998, and its profit margin was enhanced by improved product mix and manufacturing efficiencies.

     Consolidated operating income declined slightly, to $94,197,000 from $94,670,000, primarily due to an increase of approximately $3.2 million in corporate office stock price based retirement plan expense. Excluding all such expense, which in 1999 reflects the 54% increase in the market price of Chris-Craft common stock, consolidated operating income increased 7%.

     UPN's loss in 1999 widened to $194,688,000 from $177,193,000, reflecting the expansion of the network's prime time schedule to five weekday evenings from three during most of 1998, as well as ratings shortfalls and expenses related to cancelled programs earlier in 1999. BHC's 50% share of UPN's loss accordingly rose to $97,344,000 from $88,597,000 in 1998.

     Interest and other income, which consists mostly of amounts earned on Chris-Craft's consolidated cash and marketable securities holdings, rose significantly in 1999, to $106,183,000 from $80,337,000. The increase reflects a $27.8 million increase, to approximately $33.1 million from approximately $5.3 million, in marketable securities gains. Interest income declined slightly in 1999, due to a modest decline in the average amount of funds invested.

     Chris-Craft's effective income tax rate reflects in both years the realization of certain income tax benefits and, in 1999, the reversal of the valuation allowance recorded in previous years, since the uncertainty of realization of those benefits has been removed.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information appearing in the Management's Discussion and Analysis under the caption QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK is incorporated herein by this reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  CHRIS-CRAFT INDUSTRIES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS:

         Report of Independent Accountants

         Consolidated Balance Sheets - December 31, 2000 and 1999

         Consolidated Statements of Income - For the Years
           Ended December 31, 2000, 1999 and 1998

         Consolidated Statements of Cash Flows - For the Years
           Ended December 31, 2000, 1999 and 1998

         Consolidated Statements of Shareholders' Investment - For the Years Ended December 31, 2000, 1999 and 1998

         Notes to Consolidated Financial Statements

QUARTERLY FINANCIAL INFORMATION

               Report of Independent Certified Public Accountants


PricewaterhouseCoopers LLP
200 East Las Olas Blvd.
Fort Lauderdale FL 33301

To the Board of Directors and
Shareholders of Chris-Craft Industries, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' investment and cash flows present fairly, in all material respects, the financial position of Chris-Craft Industries, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

March 8, 2001, except as to Note 8 which is as of March 14, 2001

                          Consolidated Balance Sheets
                  Chris-Craft Industries, Inc. and Subsidiaries

                                                          December 31,
(In thousands of dollars)                              2000         1999
----------------------------------------------------------------------------
Assets

Current Assets:
  Cash and cash equivalents                       $   252,514    $   119,427
  Marketable securities (substantially
   all U.S. Government securities)                  1,192,603      1,240,241
  Income tax refund receivable                        129,649           -
  Accounts receivable, less allowance for
   doubtful accounts of $4,330 and $4,676             105,595        102,292
  Film contract rights                                121,135        111,819
  Prepaid expenses and other current assets            57,312         71,316
----------------------------------------------------------------------------
     Total current assets                           1,858,808      1,645,095
----------------------------------------------------------------------------
Investments                                            89,662        104,176
----------------------------------------------------------------------------
Film Contract Rights, including deposits,
   less estimated portion to be
   used within one year                                43,978         39,550
----------------------------------------------------------------------------
Property and Equipment, at cost:
  Land, buildings and improvements                     52,219         49,559
  Machinery and equipment                             131,541        132,665
----------------------------------------------------------------------------
                                                      183,760        182,224
  Less - Accumulated depreciation                     116,569        117,185
----------------------------------------------------------------------------
                                                       67,191         65,039
----------------------------------------------------------------------------
Intangible Assets                                     460,793        474,846
----------------------------------------------------------------------------
Other Assets                                           31,777         17,279
----------------------------------------------------------------------------
                                                 $  2,552,209   $  2,345,985
============================================================================

                                                          December 31,
                                                       2000         1999
----------------------------------------------------------------------------
Liabilities and Shareholders' Investment

Current Liabilities:
  Film contracts payable within one year         $    107,913   $    102,737
  Accounts payable and accrued expenses               145,976        153,509
  Income taxes payable                                 24,512         34,907
----------------------------------------------------------------------------
       Total current liabilities                      278,401        291,153
----------------------------------------------------------------------------
Film Contracts Payable after One Year                 101,471         84,372
----------------------------------------------------------------------------
Other Long-Term Liabilities                            16,741         25,210
----------------------------------------------------------------------------
Minority Interest                                     553,394        503,447
----------------------------------------------------------------------------

Commitments and Contingencies (Note 9)

Shareholders' Investment:
  Cumulative preferred stock -
    Prior preferred stock - redeemed in
     2000; $1.00 dividend; stated at
     liquidating value of $21.50 per
     share; outstanding 73,399 shares
     at December 31, 1999                                -             1,578
    Convertible preferred stock -
     $1.40 dividend; stated at
     $17.50 per share; currently
     authorized 232,809 shares;
     outstanding 232,809 and 234,374
     shares (liquidating value
     $23.00 per share, aggregating $5,355)              4,075          4,102
    Class B common stock - par value $.50
     per share; currently authorized
     50,000,000 shares; outstanding
     7,832,694 and 7,997,292 shares                     3,916          3,999
    Common stock - par value $.50 per
     share; currently authorized 100,000,000
     shares; outstanding 27,167,559
     and 25,781,763 shares                             14,375         13,682
    Capital surplus                                   490,001        420,390
    Retained earnings                               1,087,149        991,398
    Accumulated other comprehensive income              2,686          6,654
----------------------------------------------------------------------------
                                                    1,602,202      1,441,803
----------------------------------------------------------------------------
                                                 $  2,552,209   $  2,345,985
============================================================================

     The accompanying notes to consolidated financial statements are an integral part of these statements.

                      Consolidated Statements of Income
                Chris-Craft Industries, Inc. and Subsidiaries

                                             Year ended December 31,
(In thousands except per share data)       2000          1999          1998
----------------------------------------------------------------------------
Operating Revenues:
Television revenues                    $   505,504  $   469,347  $   445,850
Sales of manufactured products              23,338       22,200       21,243
----------------------------------------------------------------------------
                                           528,842      491,547      467,093
----------------------------------------------------------------------------
Operating Expenses:
  Television expenses                      239,763      219,936      210,947
  Cost of manufactured products sold        14,408       13,833       13,754
  Selling, general and administrative      159,439      163,581      147,722
----------------------------------------------------------------------------
                                           413,610      397,350     372,423
----------------------------------------------------------------------------
  Operating income                         115,232       94,197      94,670
----------------------------------------------------------------------------

Other Income (Expense):
Interest and other income, net             138,191      106,183      80,337
Equity loss and other related to
 United Paramount Network                  (35,696)     (97,344)    (88,597)
----------------------------------------------------------------------------
                                           102,495        8,839      (8,260)
----------------------------------------------------------------------------
  Income before (benefit)
    provision for income
    taxes and minority interest            217,727     103,036       86,410

(Benefit) Provision for Income Taxes        (1,100)     32,300       32,500
----------------------------------------------------------------------------

  Income before minority interest          218,827      70,736       53,910

Minority Interest                           60,814      28,303       24,440
----------------------------------------------------------------------------

  Net income                           $   158,013  $   42,433   $   29,470
============================================================================
Weighted Average Common
  Shares Outstanding                        34,913      34,599       34,545
============================================================================
Earnings per Share:
  Basic                                $      4.52  $     1.21   $      .84
  Diluted                              $      3.58  $      .97   $      .67
============================================================================

     The accompanying notes to consolidated financial statements are an integral part of these statements.

                     Consolidated Statements of Cash Flows
                 Chris-Craft Industries, Inc. and Subsidiaries
                                                 Year ended December 31,
                                             -------------------------------
(In thousands of dollars)                       2000       1999      1998
----------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net income                                   $ 158,013  $  42,433  $  29,470
Adjustments to reconcile net income to
  net cash provided from operating activities:
    Film contract amortization                 107,851     99,735     88,507
    Film contract payments                    (104,613)  (100,834)  (100,824)
    Programming write down                      10,000       -          -
    Depreciation and other amortization         26,259     24,378     22,088
    Equity loss and other related to
    United Paramount Network                    35,696     97,344     88,597
    Net gain on disposition of
     marketable securities                     (17,541)   (33,123)    (5,316)
    Minority interest                           60,814     28,303     24,440
    Other                                        4,528     (3,482)     2,486
    Changes in assets and liabilities:
     Accounts receivable                        (3,303)   (12,613)     1,090
     Interest receivable on tax refund         (44,019)      -          -
     Other assets                               (3,072)    (5,499)     7,271
     Accounts payable and other liabilities    (11,245)    23,479      1,198
     Income taxes                              (94,600)    (4,056)     8,900
----------------------------------------------------------------------------
       Net cash provided from
        operating activities                   124,768    156,065    167,907
----------------------------------------------------------------------------
Cash Flows from Investing Activities:
  Disposition of marketable securities         539,970    463,317    414,133
  Purchase of marketable securities           (484,361)  (484,480)  (391,963)
  Station acquisitions (includes $58,903 and
   $77,646 of intangible assets)                  -       (61,269)   (80,214)
  Investment in United Paramount Network       (25,875)  (106,550)   (88,100)
  Other investments                             (5,871)   (21,247)   (22,153)
  Capital expenditures                         (14,353)   (20,616)   (12,260)
  Other                                          2,937     (3,118)    (1,852)
----------------------------------------------------------------------------
       Net cash provided from (used in)
        investing activities                    12,447   (233,963)  (182,409)
----------------------------------------------------------------------------
Cash Flows from Financing Activities:
Capital transactions of subsidiaries            (7,971)    (2,445)   (56,408)
Purchase of treasury stock                        -       (11,145)   (20,171)
Proceeds from exercise of employee
 stock options                                   6,060      7,020      5,783
Redemption of prior preferred stock             (1,835)      -          -
Dividends on preferred stock                      (382)      (402)      (414)
----------------------------------------------------------------------------
       Net cash used in financing activities    (4,128)    (6,972)   (71,210)
----------------------------------------------------------------------------
Net Increase (Decrease) in Cash
 and Cash Equivalents                          133,087    (84,870)   (85,712)
Cash and Cash Equivalents
 at Beginning of Year                          119,427    204,297    290,009
----------------------------------------------------------------------------
Cash and Cash Equivalents at
  End of Year                                $ 252,514  $ 119,427  $ 204,297
============================================================================

     The accompanying notes to consolidated financial statements are an integral part of these statements.

                            Consolidated Statements of Shareholders' Investment
                               Chris-Craft Industries, Inc. and Subsidiaries
                                                                                       Treasury
                                              Outstanding Shares                        Shares
                                  --------------------------------------------         --------
                                             Class B      $1.00          $1.40
                                  Common     Common     Preferred     Preferred         Common
-----------------------------------------------------------------------------------------------------------

Balance at December 31, 1997    23,652,015  7,930,384     73,399       246,601             -
Comprehensive income:
 Net income                           -          -          -             -                -
  Other comprehensive income:
    Unrealized net gain on
      securities (net of
      tax of $8,954)                  -          -          -             -                -
    Reclassification
      adjustment (net
      of tax of $1,887)               -          -          -             -                -
    Other comprehensive income,
      net of tax                      -          -          -             -                -
Total comprehensive income            -          -          -             -                -
Capital transactions
 of subsidiaries                      -          -          -             -                -
Dividends on preferred stock          -          -          -             -                -
Common stock dividend - 3%         708,435    237,302       -             -                -
Conversion of preferred stock      151,109    209,566       -          (10,666)            -
Conversion of Class B
 common stock                      249,315   (249,315)      -             -                -
Stock options, including
 related tax benefits              190,722       -          -             -                -
Acquisition of treasury stock         -          -          -             -            (395,400)
Retirement of treasury stock      (395,400)      -          -             -             395,400
-----------------------------------------------------------------------------------------------------------
Balance at December 31, 1998    24,556,196  8,127,937     73,399       235,935             -
Comprehensive income:
 Net income                         -          -          -             -                  -
  Other comprehensive income:
   Unrealized net gain on
      securities (net of
      tax of $5,414)                -             -             -             -            -
   Reclassification adjustment
      (net of tax of $11,624)       -             -             -             -            -
   Other comprehensive income,
      net of tax                    -             -             -             -            -
Total comprehensive income          -             -             -             -            -
Capital transactions
 of subsidiaries                    -             -             -             -            -
Dividends on preferred stock        -             -             -             -            -
Common stock dividend - 3%       733,553       242,313          -             -            -
Conversion of preferred stock     54,232            46          -           (1,561)        -
Conversion of Class B
 common stock                    373,004      (373,004)         -             -            -
Stock options, including
 related tax benefits            310,278          -             -             -            -
Acquisition of treasury stock       -             -             -             -        (245,500)
Retirement of treasury stock    (245,500)         -             -             -         245,500
-----------------------------------------------------------------------------------------------------------
Balance at December 31, 1999  25,781,763     7,997,292        73,399       234,374         -
Comprehensive income:
 Net income                         -             -             -             -            -
  Other comprehensive income:
    Unrealized net gain on
      securities (net of
      tax of $1,760)                -             -             -             -            -
    Reclassification adjustment
      (net of tax of $5,629)        -             -             -             -            -
      Other comprehensive income,
        net of tax                  -             -             -             -            -
Total comprehensive income          -             -             -             -            -
Capital transactions
 of subsidiaries                    -             -             -             -            -
Dividends on preferred stock        -             -             -             -            -
Common stock dividend - 3%       776,123       238,632          -             -            -
Conversion of preferred stock     56,127          -             -           (1,565)        -
Conversion of Class B
 common stock                    403,230      (403,230)         -             -            -
Stock options, including
 related tax benefits            150,316          -             -             -            -
Redemption of prior
 preferred stock                    -             -          (73,399)         -            -
-----------------------------------------------------------------------------------------------------------
Balance at December 31, 2000  27,167,559     7,832,694          -          232,809         -
===========================================================================================================

                                                     Dollar Amount (In thousands)
                             ------------------------------------------------------------------------------
                                                                                Accumulated
                                                                                    Other
                             Common  Preferred  Capital     Retained  Treasury  Comprehensive Comprehensive
                             Stocks    Stocks   Surplus     Earnings    Stock      Income        Income
                             ------------------------------------------------------------------------------
Balance at December 31, 1997 $16,582  $ 5,893  $ 343,956  $ 1,010,384  $  -       $ 6,365
Comprehensive income:
 Net income                     -        -          -          29,470     -          -         $ 29,470
  Other comprehensive income:                                                                  --------
    Unrealized net gain on
      securities (net of
      tax of $8,954)            -        -          -            -        -          -           12,199
    Reclassification
      adjustment (net
      of tax of $1,887)         -        -          -            -        -          -           (2,494)
    Other comprehensive income,                                                                --------
      net of tax                -        -          -            -        -         9,705         9,705
                                                                                               --------
Total comprehensive income      -        -          -            -        -          -         $ 39,175
Capital transactions                                                                           ========
 of subsidiaries                -        -          (924)        -        -          -
Dividends on preferred stock    -        -          -            (414)    -          -
Common stock dividend - 3%      473      -        45,783      (46,256)    -          -
Conversion of preferred stock   180     (186)         6          -        -          -
Conversion of Class B
 common stock                   -        -          -            -        -          -
Stock options including
 related tax benefits            96      -         6,877         -        -          -
Acquisition of treasury stock   -        -          -            -     (19,521)      -
Retirement of treasury stock    (198)    -       (19,323)        -      19,521       -
------------------------------------------------------------------------------------------
Balance at December 31, 1998  17,133    5,707    376,375      993,184     -        16,070
Comprehensive income:
  Net income                    -        -          -          42,433     -          -         $ 42,433
  Other comprehensive income:                                                                  --------
    Unrealized net gain on
     securities (net of tax
     of $5,414)                 -        -          -            -        -          -            7,623
    Reclassification
     adjustment (net of
     Tax of $11,624)            -        -          -            -        -          -          (17,039)
    Other comprehensive                                                                        --------
     income, net of tax         -        -          -            -        -        (9,416)       (9,416)
                                                                                               --------
Total comprehensive income      -        -          -            -        -          -         $ 33,017
                                                                                               ========
Capital transactions of
 subsidiaries                   -        -         1,474         -        -          -
Dividends on preferred stock    -        -          -            (402)    -          -
Common stock dividend - 3%       488     -        43,328      (43,817)    -          -
Conversion of preferred
 stock                            27      (27)      -            -        -          -
Conversion of Class B
 common stock                   -        -          -            -        -          -
Stock options, including
 related tax benefits            155     -        10,236         -        -          -
Acquisition of treasury
 stock                           -        -          -            -     (11,145)     -
Retirement of treasury
 stock                           (122)    -       (11,023)        -      11,145      -
------------------------------------------------------------------------------------------
Balance at December 31, 1999   17,681    5,680    420,390      991,398     -        6,654
Comprehensive income:
 Net income                      -        -          -         158,013     -         -         $158,013
 Other comprehensive income:                                                                   --------
 Unrealized net gain on
  securities (net of tax
  of $1,760)                     -        -          -            -        -         -            2,426
 Reclassification
  adjustment (net of
  tax of $5,629)                 -        -          -            -        -         -           (6,394)
 Other comprehensive                                                                           --------
  income, net of tax             -        -          -            -        -       (3,968)       (3,968)
                                                                                               --------
Total comprehensive income       -        -          -            -        -         -         $154,045
Capital transactions of                                                                        ========
 subsidiaries                    -        -         1,055         -        -         -
Dividends on preferred stock     -        -          -            (382)    -         -
Common stock dividend - 3%        507     -        61,373      (61,880)    -         -
Conversion of preferred stock      28      (27)        (1)        -        -         -
Conversion of Class B
 common stock                    -        -          -            -        -         -
Stock options, including
 related tax benefits              75     -         7,441         -        -         -
Redemption of prior
 preferred stock                 -      (1,578)      (257)        -        -         -
------------------------------------------------------------------------------------------
Balance at December 31, 2000  $18,291  $ 4,075  $ 490,001  $ 1,087,149  $  -      $ 2,686
==========================================================================================

     The accompanying notes to consolidated financial statements are an integral part of these statements.

                   Notes to Consolidated Financial Statements
                  Chris-Craft Industries, Inc. and Subsidiaries

NOTE 1
-----------------------------------------------------------------------------
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(A)   BUSINESS AND BASIS OF PRESENTATION

     Chris-Craft's primary business is television broadcasting, conducted through its majority owned (80.0% at December 31, 2000 and 1999) television broadcasting subsidiary, BHC Communications, Inc. BHC wholly owned subsidiaries operate three television stations, and BHC's majority owned (57.9% at December 31, 2000 and 58.1% at December 31, 1999) subsidiary, United Television, Inc.
(UTV), operates seven television stations.

     BHC accounted for its interest in the partnership that operated the United Paramount Network (UPN), a broadcast television network which premiered in January 1995, under the equity method. BHC recorded 100% of UPN's start-up losses from the network's 1994 inception through January 15, 1997, when Viacom Inc. completed its acquisition of a 50% interest in the partnership. Thereafter, BHC has recorded 50% of UPN's start-up losses. On March 31, 2000, BHC sold its remaining 50% interest in UPN to Viacom. As a result of the sale, BHC has no further ownership interest in the network or obligation to fund UPN's operations.

     The accompanying consolidated financial statements include the accounts of Chris-Craft and its subsidiaries, after elimination of all significant intercompany accounts and transactions. The pro rata interests of BHC and UTV minority shareholders in the net income and net assets of BHC and UTV are set forth as Minority Interest in the Consolidated Statements of Income and Consolidated Balance Sheets, respectively. Chris-Craft has elected to present Comprehensive Income in the Consolidated Statements of Shareholders' Investment. Such amounts have been presented net of income taxes and minority interests. Preparation of financial statements in accordance with generally accepted accounting principles requires the use of management estimates and assumptions. Actual results could differ.

(B)   FINANCIAL INSTRUMENTS

     Cash equivalents are securities having maturities at time of purchase not exceeding three months. The fair value of cash equivalents approximates carrying value, reflecting their short maturities.

     All of Chris-Craft's marketable securities have been categorized as available for sale and are carried at fair market value. Since marketable securities are available for current operations, all are included in current assets, as follows:

                                           Gross Unrealized
                                            ----------------
(In thousands)                      Cost     Gains    Losses   Fair Value
December 31, 2000:
  U.S. Government securities   $ 1,091,231  $  1,777  $    33  $ 1,092,975
  Other                             95,909     5,275    1,556       99,628
--------------------------------------------------------------------------
                               $ 1,187,140  $  7,052  $ 1,589  $ 1,192,603
==========================================================================

                                            Gross Unrealized
                                            ----------------
(In thousands)                      Cost     Gains    Losses   Fair Value
December 31, 1999:
  U.S. Government securities   $ 1,149,089  $    35   $ 2,520  $ 1,146,604
  Other                             75,342   21,090     2,795       93,637
--------------------------------------------------------------------------
                               $ 1,224,431  $21,125   $ 5,315  $ 1,240,241
==========================================================================

     Of the U.S. Government securities held at December 31, 2000, 99% mature within one year and all within 17 months.

     Certain additional information related to Chris-Craft's marketable securities as of and for the years ended December 31, 2000, 1999 and 1998 is as follows:

(In thousands)                          2000         1999          1998
-------------------------------------------------------------------------
Sales proceeds                      $ 539,970     $ 463,317     $ 414,133
Realized gains                         19,702        33,153         6,018
Realized losses                         2,161            30           702
Net unrealized gain                     5,463        15,810        33,621
Adjustment for unrealized gain,
  net of deferred income taxes
  and minority interests            $   2,686     $   6,654     $  16,070
=========================================================================

   For purposes of computing realized gains and losses, cost was determined using the specific identification method.

(C)   FILM CONTRACTS

     Chris-Craft's television stations own film contract rights which allow generally for limited showings of films and syndicated programs. Film contract rights and related liabilities are recorded when the programming becomes available for telecasting.

     Contracts are amortized over the estimated number of showings, using primarily accelerated methods as films are used, based on management's estimates of the flow of revenue and the ultimate total cost for each contract. In the opinion of management, future revenue derived from airing programming will be sufficient to cover related unamortized rights balances at December 31, 2000. The estimated costs of recorded film contract rights to be charged to income within one year are included in current assets; payments on such contracts due within one year are included in current liabilities. The approximate future maturities of film contracts payable after one year at December 31, 2000 are $51,148,000, $36,644,000, $11,360,000 and $2,319,000 in 2002, 2003, 2004 and
thereafter, respectively. The net present value at December 31, 2000 of such payments, based on a 9.5% discount rate, was approximately $79,900,000. See Note
9. In the 2000 second quarter, Chris-Craft recorded an impairment charge of $10 million related to one of its programs.

(D)   DEPRECIATION AND AMORTIZATION

     Depreciation of property and equipment is generally provided on the straight-line method over the estimated useful lives of the assets, ranging from three to 40 years, except that leasehold improvements are amortized over the lives of the respective leases, if shorter.

(E)   INTANGIBLE ASSETS

     Intangible assets reflect the excess of the purchase prices of businesses acquired over net tangible assets at dates of acquisition. The carrying values of such intangibles as of December 31, 2000 and 1999 are as follows:

(In thousands)                                       2000          1999
-------------------------------------------------------------------------
Television Division                             $   460,019   $   474,072
Industrial Division                                     774           774
-------------------------------------------------------------------------
                                                $   460,793   $   474,846
=========================================================================

     Television Division amounts primarily relate to television station WWOR, which was acquired in 1992, and television stations WRBW and WUTB, the assets of which were acquired in 1999 and 1998, respectively, and are being amortized on a straight-line basis over 40-year periods. Accumulated amortization of intangible assets totalled $104,709,000 at December 31, 2000 and $90,650,000 at December 31, 1999. Intangible assets at December 31, 2000 and 1999 include goodwill, net of amortization, totalling $55,217,000 and $56,652,000, respectively, resulting from purchases by BHC of its own shares at prices greater than net book value.

     Chris-Craft reviews its long-lived assets, identifiable intangibles and goodwill and reserves for their impairment based generally upon estimated future undiscounted cash flows whenever events or changes in circumstances indicate the carrying value may not be fully recoverable.

(F)   REVENUE RECOGNITION AND BARTER TRANSACTIONS

     Revenue is recognized upon broadcast of television advertising and upon shipment of manufactured products. The estimated fair value of goods or services received by Chris-Craft's television stations in barter (nonmonetary) transactions, most of which relate to the acquisition of programming, is recognized as revenue when the air time is used by the advertiser. Barter revenue totalled $44,541,000 in 2000, $44,222,000 in 1999 and $47,654,000 in
1998. Barter expense in each year approximated barter revenue.

(G)   EARNINGS PER SHARE

   Earnings per share amounts have been computed as follows:

                                             Year ended December 31,
(In thousands except per share data)     2000         1999         1998
-------------------------------------------------------------------------
BASIC -
Net income                           $  158,013   $   42,433   $   29,470
Less: Preferred stock dividends            (381)        (402)        (410)
-------------------------------------------------------------------------
  Income available to common
    shareholders                     $  157,632   $   42,031   $   29,060
=========================================================================
Weighted average common shares
 outstanding                             34,913       34,599       34,545
=========================================================================
   Basic per share amount            $     4.52   $     1.21   $      .84
=========================================================================

                                              Year ended December 31,
(In thousands except per share data)      2000         1999         1998
-------------------------------------------------------------------------
DILUTED -
Income available to common
 shareholders                        $  157,632   $   42,031   $   29,060
Effect of dilutive securities -
  Convertible preferred stock
    dividend                                326          329          337
  Dilution of UTV net income from
    UTV stock options                       (74)         (76)         (82)
-------------------------------------------------------------------------
    Income available assuming
     dilution                        $  157,884   $   42,284   $   29,315
=========================================================================

Weighted average common  shares
 outstanding                             34,913       34,599       34,545
Effect of dilutive securities -
  Convertible preferred stock             8,396        8,442        8,707
  Stock options                             841          483          312
-------------------------------------------------------------------------
Weighted average shares outstanding
   assuming dilution                     44,150       43,524       43,564
=========================================================================

   Diluted per share amount          $     3.58   $      .97   $      .67
=========================================================================

     All securities which could dilute per share amounts are included in the computation of diluted earnings per share.

(H)   STOCK-BASED COMPENSATION

     Chris-Craft has chosen to continue to account for stock-based compensation using the intrinsic value method. See Note 6.

     (I) SUPPLEMENTAL CASH FLOW INFORMATION AND DISCLOSURE OF NONCASH INVESTING ACTIVITIES

     Cash paid for income taxes totalled $93,700,000 in 2000, $36,100,000 in 1999 and $30,600,000 in 1998.

NOTE 2
------------------------------------------------------------------------------
UNITED PARAMOUNT NETWORK AND OTHER INVESTMENTS:

     In July 1994, BHC, along with Viacom Inc.'s Paramount Television Group, formed the United Paramount Network, a broadcast television network which premiered in January 1995. BHC owned 100% of UPN from its inception through January 15, 1997, when Viacom completed the exercise of its option to acquire a 50% interest in UPN, and, accordingly, BHC and Viacom shared equally in UPN's losses and funding requirements. On March 31, 2000, BHC sold its remaining 50% interest in UPN to Viacom. As a result of the sale, BHC has no further ownership interest in the network or obligation to fund UPN's operations.

     UPN had been organized as a partnership, and BHC's partnership interest was accounted for under the equity method. At December 31, 1999, the carrying value of such interest totalled $9,821,000, and is included in Investments on the accompanying Consolidated Balance Sheets. Equity loss and other related to UPN in the accompanying Consolidated Statements of Income totalled $35,696,000 for the year ended December 31, 2000 and includes equity loss in UPN of $22,574,000, loss on sale of BHC's interest in UPN of $11,347,000, and related expenses of $1,775,000. Condensed consolidated financial statements of UPN, insofar as reflected in Chris-Craft's financial statements, are as follows:

BALANCE SHEET
                                                              December 31,
(In thousands)                                                    1999
-------------------------------------------------------------------------
Current assets                                                $    85,531
Other assets                                                       30,826
-------------------------------------------------------------------------
                                                              $   116,357
=========================================================================
Current liabilities                                           $    96,715
Partners' capital                                                  19,642
-------------------------------------------------------------------------
                                                              $   116,357
=========================================================================

STATEMENTS OF OPERATIONS
                                             Year ended December 31,
(In thousands)                           2000*        1999         1998
-------------------------------------------------------------------------
Operating revenues                   $   36,535   $  134,127   $   96,401
Operating expenses                       81,964      325,845      275,165
-------------------------------------------------------------------------
   Operating loss                       (45,429)    (191,718)    (178,764)
Other income (expense), net                 281       (2,970)       1,571
-------------------------------------------------------------------------
   Net loss                          $  (45,148)  $ (194,688)  $ (177,193)
=========================================================================

     * Reflects UPN's results of operations through March 31, 2000, the date BHC sold its remaining interest.

     The following information as it relates to UPN is provided in accordance with Statement of Financial
Accounting Standards (SFAS) 131.  See Note 10.

                                                    Year ended December 31,
(In thousands)                                          1999       1998
-------------------------------------------------------------------------
Depreciation and amortization                        $    751   $   2,069
Capital expenditures                                 $    454   $   1,565

     Also included in Investments on the accompanying Consolidated Balance Sheets are Chris-Craft's other investments which it considers long-term. In December 2000, Chris-Craft recorded an impairment charge of $10 million related to these investments.

NOTE 3
-----------------------------------------------------------------------------
ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

   Accounts payable and accrued expenses consist of the  following:

                                                         December 31,
(In thousands)                                         2000        1999
-------------------------------------------------------------------------
Accounts payable                                    $  10,723   $   9,830
Accrued expenses -
  Payroll and compensation                             64,777      76,189
  Deferred barter revenue                              41,978      39,754
  Other                                                28,498      27,736
-------------------------------------------------------------------------
                                                    $ 145,976   $ 153,509
=========================================================================

NOTE 4
-----------------------------------------------------------------------------
SHAREHOLDERS' INVESTMENT:

     In September 2000, Chris-Craft redeemed all 73,399 outstanding shares of its $1.00 prior preferred stock at a redemption price of $25.00 per share. Each share of $1.40 convertible preferred stock is redeemable by Chris-Craft at $40.00 and is convertible into common stock as set forth below. Chris-Craft has authorized 10,000,000 shares of preferred stock, $1.00 par value, that may be issued without further shareholder approval, in one or more series, the terms and provisions of which shall be set by the Board of Directors.

     Each share of Class B common stock entitles the holder to ten votes (common stock entitles the holder to one vote per share), is convertible at all times into common stock on a share-for-share basis, is not transferable except to specified persons ("Permitted Transferees") and, in general, carries the same per share dividend and liquidation rights as a share of common stock, except that the Board of Directors may in its discretion declare greater cash dividends per share on the common stock than on the Class B common stock. No additional Class B shares may be issued without further shareholder approval, except upon the conversion of $1.40 convertible preferred shares by holders of record on November 10, 1986 (the record date for the initial distribution of Class B common stock) or Permitted Transferees, or in payment of stock dividends or stock splits on outstanding shares of Class B common stock.

     So long as any Class B common stock is outstanding, each share of $1.40 convertible preferred stock will entitle the holder on November 10, 1986, or Permitted Transferees, to convert such share of $1.40 convertible preferred stock into 11.97643 shares of common stock and 23.95286 shares of Class B common stock, and to 252.0 votes. The foregoing special conversion and voting rights will be available to holders of $1.40 convertible preferred stock transferred after November 10, 1986 only under the same circumstances as those in which the Class B common stock is transferable. Each share of $1.40 convertible preferred stock transferred after November 10, 1986 entitles its holder (other than a Permitted Transferee) to convert such share into 35.92929 shares of common stock and 35.9 votes.

     Chris-Craft, from time to time, has purchased shares of its capital stock, including 1999 purchases of 245,500 shares of common stock. No shares were purchased in 2000, and, at December 31, 2000, 586,602 shares of common stock remained authorized for purchase.

     As of December 31, 2000, shares of Chris-Craft's authorized but unissued common stock were reserved for issuance as follows:

                                                                 Shares
-------------------------------------------------------------------------
Conversion of Class B common stock                              7,832,694
Conversion of $1.40 convertible preferred stock*                8,364,662
Stock options (including options outstanding
  for 3,629,386 shares)                                         4,969,126
-------------------------------------------------------------------------
                                                               21,166,482
=========================================================================
  * Including Class B common shares.


NOTE 5
-----------------------------------------------------------------------------
CAPITAL TRANSACTIONS OF SUBSIDIARIES:

     BHC had outstanding, at December 31, 2000, 4,511,605 shares of Class A common stock and 18,000,000 shares of Class B common stock. Chris-Craft owns all outstanding Class B common shares and 10,000 Class A common shares, which represented 80% of BHC's then outstanding equity and 97.6% of BHC's voting power. From January 1990, when BHC became a public company and was 60% owned by Chris-Craft, through December 31, 1998, BHC purchased 6,895,590 shares of its Class A common stock, including 226,503 from UTV in 1998, at an aggregate cost of $516,503,000. BHC treasury stock expenditures totalled $46,305,000 in 1998. Since December 31, 1998, no additional shares were acquired by BHC. At December 31, 2000, 185,497 Class A common shares remained authorized for purchase.

     UTV has also acquired its own shares, expending $828,000 in 1999 and $7,010,000 in 1998, and received proceeds of $3,049,000 in 2000, $4,849,000 in
1999 and $3,579,000 in 1998 from the exercise of stock options. There were no shares acquired by UTV in 2000.

     Such transactions, together with BHC special dividends of $2.00 per share in 2000, and $1.00 per share in 1999 and 1998, and UTV dividends of $.50 per share in 2000, 1999 and 1998, are reflected in the accompanying Consolidated Statements of Cash Flows and Consolidated Statements of Shareholders' Investment under the caption Capital transactions of subsidiaries, net of intercompany eliminations and minority interests.


NOTE 6
-----------------------------------------------------------------------------
STOCK OPTIONS:

     Under the 1999 Management Incentive Plan, adopted by Chris-Craft shareholders in May 1999, options (including Incentive Stock Options) to purchase shares of common stock may be granted from time to time to employees of Chris-Craft and its subsidiaries, at prices not less than the fair market value at date of grant. The 1999 Plan replaced a similar plan, the 1994 Plan, which was terminated with respect to the grant of additional options when the 1999 Plan became effective. One grant of options under the 1999 Plan is exercisable in 50% installments commencing four years from date of grant. All other options are exercisable in cumulative annual installments of 33 1/3% commencing one year from date of grant. Options expire over a period determined by the Plan Committees, which may not exceed ten years from date of grant. Options currently outstanding expire either five or ten years from date of grant.

     Both the 1999 Plan and the 1994 Plan permit the Plan Committees to award stock appreciation rights to holders of options granted under the Plans. Such rights entitle the holders, in lieu of exercising their options, to receive payment from Chris-Craft in cash, stock or a combination thereof, equal to the greater of the appreciation in market value or book value of the shares covered by exercisable options. No stock appreciation rights have been awarded under either Plan.

     Transactions under the two Plans during the three years ended December 31, 2000 were as follows:

                                                        Weighted
                                                         Average
(In thousands of dollars except          Shares under   Exercise
 per share data)                            Option        Price       Total
-----------------------------------------------------------------------------
Outstanding, December 31, 1997             1,050,511   $   31.72   $   33,321
Increase to reflect 3% stock dividend         30,333       -             -
Granted                                      122,500   $   51.31        6,285
Exercised                                   (174,571)  $   31.21       (5,449)
-----------------------------------------------------------------------------
Outstanding, December 31, 1998             1,028,773   $   33.20       34,157
Increase to reflect 3% stock dividend         76,300       -             -
Granted                                    2,716,800   $   51.14      138,947
Exercised                                   (364,618)  $   30.78      (11,222)
Cancelled                                     (7,897)  $   49.89         (394)
-----------------------------------------------------------------------------
Outstanding, December 31, 1999             3,449,358   $   46.82      161,488
Increase to reflect 3% stock dividend        103,156       -             -
Granted                                       40,000   $   75.75        3,030
Exercised                                   (114,514)  $   43.82       (5,018)
Cancelled                                    (57,459)  $   41.82       (2,403)
-----------------------------------------------------------------------------
Outstanding December 31, 2000              3,420,541   $   45.93   $  157,097
=============================================================================

     Of the 3,420,541 shares subject to options under the above plans at December 31, 2000, 1,089,051 shares are subject to options currently exercisable at $28.79 to $49.83 per share that expire from June 14, 2003 through January 7, 2009. The remaining 2,331,490 shares are subject to options exercisable at $40.89 to $73.54 per share that expire from June 14, 2003 to September 27, 2009. At December 31, 2000, options for 1,297,802 shares were available for grant under the 1999 Plan.

     Chris-Craft received 0 common shares in 2000, 83,310 common shares in 1999 and 7,396 common shares in 1998 as partial payment of exercised options.

     Under the 1994 Director Stock Option Plan, a fixed number of immediately exercisable options to purchase shares of common stock are granted annually to each nonemployee director of Chris-Craft, at prices equal to fair market value at date of grant. The 1994 Director Stock Option Plan replaced a similar plan which has been terminated with respect to the grant of additional options.

     Transactions under the two Plans during the three years ended December 31, 2000 were as follows:

                                                  Weighted
                                                   Average
(In thousands of dollars        Shares under      Exercise
except per share data)             Option           Price           Total
---------------------------------------------------------------------------
Outstanding, December 31, 1997     159,600        $ 36.87          $ 5,885
Increase to reflect 3%
  stock dividend                     4,597            -                -
Granted                             45,008        $ 56.50            2,542
Exercised                          (23,547)       $ 31.46             (741)
---------------------------------------------------------------------------
Outstanding, December 31, 1998     185,658        $ 41.40             7,686
Increase to reflect 3%
  stock dividend                     5,544            -                -
Granted                             46,352        $ 47.00             2,178
Exercised                          (28,970)       $ 29.66              (859)
---------------------------------------------------------------------------
Outstanding, December 31, 1999     208,584        $ 43.17             9,005
Increase to reflect 3%
  stock dividend                     6,228            -                -
Granted                             29,835        $ 63.00             1,880
Exercised (35,802) $ 29.16 (1,044)
---------------------------------------------------------------------------
Outstanding, December 31, 2000     208,845        $ 47.12           $ 9,841
===========================================================================

     Of the 208,845 shares subject to options under the 1994 Director Stock Option Plan at December 31, 2000, 131,274 are subject to options currently exercisable at $38.21 to $53.26 per share that expire from April 24, 2001 through May 2, 2003. The remaining 77,571 shares are subject to options currently exercisable at $45.63 to $63.00 per share that expire from May 3, 2004 to May 15, 2005. At December 31, 2000, options for 41,938 shares were available for grant under this plan.

     UTV also maintains stock option plans, and has chosen, like Chris-Craft, to continue to account for stock-based compensation using the intrinsic value method. If Chris-Craft and UTV had elected to recognize compensation expense based upon the fair value at the grant date for awards under their plans using the methodology prescribed by SFAS 123, Chris-Craft net income and earnings per share would have been the pro forma amounts as follows:

                                                 Year ended December 31,
(In thousands except per share amounts)       2000        1999         1998
-----------------------------------------------------------------------------
Net income:
  As reported                            $  158,013   $   42,433   $   29,470
  Pro forma                              $  152,058   $   37,608   $   28,975
Earnings per share:
  Basic -
    As reported                          $     4.52   $     1.21   $      .84
    Pro forma                            $     4.34   $     1.08   $      .83
  Diluted -
    As reported                          $     3.58   $      .97   $      .67
    Pro forma                            $     3.44   $      .86   $      .66

     These pro forma amounts may not be representative of the pro forma effect on net income in future years, since the estimated fair value of stock options is amortized over the vesting period, pro forma compensation expense related to grants made prior to 1995 is not considered and additional options may be granted in future years.

     The weighted average fair values of Chris-Craft options granted during 2000, 1999 and 1998 were $16.87, $11.10 and $12.24 per share, respectively, at dates of grant. The fair values of options were estimated using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 2000, 1999 and 1998, respectively: dividend yields of zero for all periods; expected volatility of 16.7%, 17.6% and 15.6%; risk free interest rates of 6.6%, 5.1% and 5.4%; and expected option life of 3.5, 3.5 and 3.9 years.


NOTE 7
-----------------------------------------------------------------------------
RETIREMENT PLANS:

     Chris-Craft and UTV maintain noncontributory defined benefit pension plans covering substantially all their employees. Benefits accrue annually based on compensation paid to participants each year. The funding policy is to contribute annually to the plans amounts sufficient to fund current service costs and to amortize any unfunded accrued liability over periods not to exceed 30 years.

     The estimated funded status of the Chris-Craft and UTV plans, including amounts accrued in the nonqualified plans, was as follows:

                                                             December 31,
(In thousands)                                            2000         1999
-----------------------------------------------------------------------------
Change in benefit obligation:
Benefit obligation at beginning of year               $   56,922   $   59,181
  Service cost                                             4,095        4,065
  Interest cost                                            4,687        3,931
  Actuarial loss/(gain)                                   12,580       (7,825)
  Benefits paid                                           (1,939)      (2,430)
-----------------------------------------------------------------------------
Benefit obligation at end of year                         76,345       56,922
-----------------------------------------------------------------------------
Change in plan assets:
Fair value of plan assets at beginning of year            42,010       37,219
  Actual return on plan assets                               975        3,082
  Employer contributions                                   5,381        4,139
  Benefits paid                                           (1,939)      (2,430)
-----------------------------------------------------------------------------
Fair value of plan assets at end of year                  46,427       42,010
-----------------------------------------------------------------------------
Plan assets less than projected benefit obligation       (29,918)     (14,912)
Unrecognized initial net asset                                16          (34)
Unrecognized prior service cost                              651          699
Unrecognized net actuarial loss/(gain)                     5,628       (9,308)
-----------------------------------------------------------------------------
Pension liability                                     $  (23,623)  $  (23,555)
=============================================================================

     Pension expense, including amounts accrued in Chris-Craft and UTV nonqualified plans for retirement benefits in excess of statutory limitations, was as follows:

                                                  Year ended December 31,
(In thousands)                                 2000        1999        1998
-----------------------------------------------------------------------------
Service cost                                $   4,095   $   4,065   $   4,187
Interest cost                                   4,687       3,931       3,574
Expected return on plan assets                 (3,324)     (2,912)     (2,533)
Amortization:
  Initial unrecognized net asset                  (50)        (50)        (50)
  Prior service cost                               48          48          47
  Actuarial gain                                   (7)       -             (9)
-----------------------------------------------------------------------------
Net periodic pension cost                   $   5,449   $   5,082   $   5,216
=============================================================================

     Assumptions used in accounting for pension plans for each year are as follows:

                                                        2000    1999    1998
-----------------------------------------------------------------------------
Discount rate                                           7.00%   7.50%   6.75%
Rate of increase in future compensation levels          4.00%   4.00%   4.00%
Expected long-term rate of return on assets             7.75%   7.75%   7.75%

     The accumulated benefit obligation, projected benefit obligation and fair value of plan assets for the above plans that had an accumulated benefit obligation in excess of the fair value of plan assets were $37,823,000, $47,410,000, and $20,437,000, respectively, at December 31, 2000 and
$10,456,000, $13,972,000 and $0, respectively, at December 31, 1999.

     Chris-Craft and certain of its subsidiaries maintain other retirement plans, primarily stock purchase and profit sharing plans. The aggregate costs of such plans, including related amounts accrued in the nonqualified plans referred to above, were $4,193,000 in 2000, $18,263,000 in 1999 and $8,931,000 in 1998.

NOTE 8
-----------------------------------------------------------------------------
INCOME TAXES:

     Income taxes are provided in the accompanying Consolidated Statements of Income as follows:

                                                 Year ended December 31,
(In thousands)                              2000          1999         1998
-----------------------------------------------------------------------------
Current:
    Federal                             $   (8,500)   $   29,300   $   24,300
    State                                    7,300        10,000        8,500
-----------------------------------------------------------------------------
                                            (1,200)       39,300       32,800
-----------------------------------------------------------------------------
Deferred:
    Federal                                   (200)       (7,200)        (800)
    State                                      300           200          500
-----------------------------------------------------------------------------
                                               100        (7,000)        (300)
-----------------------------------------------------------------------------
                                        $   (1,100)   $   32,300   $   32,500
=============================================================================

     In December 2000, BHC and the Internal Revenue Service settled for $124.4 million, including $42.9 million in interest through December 31, 2000, BHC's previously denied claim for a refund for capital losses generated in 1993. In addition, BHC recorded a corresponding state tax refund of $9.6 million, including $800,000 of interest through December 31, 2000. The IRS paid BHC a total of $126.1 million, which was received on March 14, 2001.

     Differences between income taxes at the federal statutory income tax rate and total income taxes provided are as follows:

                                                 Year ended December 31,
(In thousands)                               2000         1999         1998
-----------------------------------------------------------------------------
Taxes at federal statutory rate          $   76,204   $   36,063   $   30,244
State income taxes, net                       4,941        6,630        5,850
Amortization of intangible assets             3,626        3,626        3,250
Dividend from BHC                              -           1,260        1,260
Reversal of valuation allowance                -          (8,973)        -
Realization of tax benefit                  (86,300)      (6,500)      (8,500)
Other                                           429          194          396
-----------------------------------------------------------------------------
                                         $   (1,100)   $  32,300   $   32,500
=============================================================================

     In 1999, the valuation allowance was reversed as the uncertainty regarding realization was removed when BHC became a member of the Chris-Craft affiliated group.

     Deferred tax assets and deferred tax liabilities reflect the tax effect of the following differences between financial statement carrying amounts and tax bases of assets and liabilities:

                                                             December 31,
(In thousands)                                            2000         1999
-----------------------------------------------------------------------------
Accrued liabilities not deductible until paid         $   34,124   $   36,759
Film contract rights                                       9,527        8,254
Tax credit and loss carryforwards                           -           2,947
Investments                                                8,898         -
Other                                                        291          205
-----------------------------------------------------------------------------
    Deferred tax assets                                   52,840       48,165
-----------------------------------------------------------------------------
Investments                                                 -         (12,402)
Other intangibles                                         (4,392)      (3,324)
Property and equipment                                    (2,286)      (2,259)
Receivable not yet taxable                               (15,298)        -
SFAS 115 adjustment                                       (1,940)      (5,809)
-----------------------------------------------------------------------------
    Deferred tax liabilities                             (23,916)     (23,794)
-----------------------------------------------------------------------------
      Net deferred tax assets                         $   28,924   $   24,371
=============================================================================

     Tax benefits of $1,457,000, $3,371,000 and $1,189,000 arising from the exercise of employee stock options were credited to capital surplus in 2000, 1999 and 1998, respectively.


NOTE 9
-----------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES:

     The aggregate amount payable by Chris-Craft's television stations under contracts for programming not currently available for telecasting and, accordingly, not included in film contracts payable and the related contract rights in the accompanying Consolidated Balance Sheets totalled $280,100,000 at December 31, 2000 (including $104,000,000 applicable to UTV).

     At December 31, 2000, UTV remains obligated for possible future consideration relating to the purchase of WRBW of up to $25,000,000.

     In April 1999, a jury awarded damages totalling $7.3 million (approximately $8.8 million including legal fees and interest through March 2001) to a former WWOR employee who filed suit alleging discrimination by the station. The station and its counsel believe the award to be unjustified and have filed an appeal which is scheduled to be heard in late March 2001. It is not possible to reasonably estimate the amount, if any, which ultimately will be paid. Accordingly, no amount has been reserved in Chris-Craft's financial statements relating to this matter.

     Montrose Chemical Corporation of California, whose stock is 50% owned by Chris-Craft and 50% by a subsidiary of AstraZeneca Inc., discontinued its manufacturing operations in 1983 and has since been defending claims for costs and damages relating to environmental matters. Chris-Craft is a defendant in certain of these actions. After insurance reimbursements totalling $11,105,000 in 2000, $1,174,000 in 1999 and $3,611,000 in 1998, Montrose-related net
(recoveries) expenses of $(1,356,000) in 2000, $1,632,000 in 1999 and $1,279,000
in 1998, are included in the accompanying Consolidated Statements of Income under the caption Interest and other income, net.

     Montrose is one of numerous defendants in a suit relating to alleged environmental impairment at the Stringfellow Hazardous Waste Disposal Site in California, brought in 1983 by the Federal Government and the State of California, which claim Montrose generated approximately 19% of the waste placed at the site. In 1990, the U.S. Environmental Protection Agency issued a Record of Decision for the site, which selected some of the interim remedial measures preferred by the EPA and the State, the present value of which was estimated by them to be $169 million, although the estimate is subject to potential variations of up to 50%. A ruling issued in 1995 allocated at least 65% of the liability (under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ["CERCLA"]) at the site to the State of California and approximately 25% of the liability to the generator defendants (including Montrose). A separate ruling under California law allocated 100% of the liability to the State. The State's appeal of the allocation rulings is pending. In December 1998, the State and the defendants, including Montrose, preliminarily agreed to a structure that, if certain conditions are satisfied, would resolve the Stringfellow suit. Chris-Craft is not a defendant.

     In May 1998, a group of approximately 750 current or former residents of the vicinity of the Stringfellow Site filed suit against Montrose, Chris-Craft and approximately 160 other defendants alleging personal injury and property damage from exposure to the site. In March 2000, the court dismissed the complaint as to all but approximately 125 plaintiffs on statute of limitations grounds. In February 2001, an individual plaintiff filed a similar action.

     In June 1990, the Federal Government and the State of California commenced an action against Montrose, Chris-Craft, affiliates of AstraZeneca and other defendants, alleging that Montrose and others released hazardous substances into Los Angeles Harbor and adjacent waters, and seeking to recover damages resulting from alleged injury to natural resources. In 1997, the Federal and State Governments stated they estimated the alleged damages at approximately $482 million. In December 2000, following a partial trial in October 2000, Montrose, Chris-Craft and the AstraZeneca affiliates entered into a partial consent decree that settled all claims against them respecting offshore areas for a collective total of $73 million, of which Montrose paid $50 million into escrow in January 2001, with the remaining $23 million to be paid by Montrose by May 1, 2001. The consent decree was entered by the court in March 2001.

     The action also seeks recovery for costs related to alleged hazardous substance contamination of the Montrose plant site in Torrance, California. Chris-Craft's potential liability for such costs was tried at the October 2000 trial, and a ruling is expected in June 2001 at the earliest. Chris-Craft contended that it is not liable and that it neither owned nor operated the facilities involved, nor did it arrange for the disposal of hazardous substances. Based on the available information, the status of the proceeding, and the applicable legal and accounting standards, Chris-Craft, in reliance among other things on the advice of counsel, believes that it should have no liability (under CERCLA or otherwise) for the operations of Montrose and does not presently consider liability to be "probable." Accordingly, under SFAS No. 5, "Accounting for Contingencies," no amount has been reserved for this action in Chris-Craft's financial statements.

     In September 1994, the EPA designated Chris-Craft as a "potentially responsible party" under CERCLA (a "PRP") in connection with the Diamond Alkali Superfund Site on the Passaic River in Newark, New Jersey. The EPA alleges that hazardous substances were released into the river from a facility operated by a Chris-Craft predecessor company. The facility was located near the Diamond Alkali property, but not on the river front, and was sold by Chris-Craft in 1972. Chris-Craft disputes that it is a responsible party. The former owner of the Diamond Alkali property is currently performing a study estimated to cost approximately $10 million to determine the extent of contamination in the area and to evaluate possible corrective actions. The Diamond Alkali Superfund Site matter does not involve Montrose, and based on the review to date by Chris-Craft and its counsel, they believe Chris-Craft has been erroneously identified as a PRP at the site; Chris-Craft is unable to determine at this stage if it could have any liability at the site.

     If a court ultimately rejected Chris-Craft's defenses in one or more of the foregoing matters, under CERCLA, Chris-Craft could be held jointly and severally liable, without regard to fault, for response costs and natural resource damages. A party's ultimate liability at a site generally depends on its involvement at the site, the nature and extent of contamination, the remedy selected, the role of other parties in creating the alleged contamination and the availability of contribution from those parties, as well as any insurance or indemnification agreements which may apply. In most cases, both the resolution of the complex issues involved and any necessary remediation expenditures occur over a number of years. Future legal and technical developments in each of the foregoing matters will be periodically reviewed to determine if an accrual of reserves for possible liability would be appropriate.

     Between August 14 and 21, 2000, various purported stockholders of BHC filed complaints in the Delaware Court of Chancery entitled Gissen v. BHC, et al., Civil Action No. 18209; Piven v. BHC, et al., Civil Action No. 18211; Voege v. Siegel, et al., Civil Action No. 18210; Stubbe v. BHC, et al., Civil Action No. 18217; and Rand v. BHC, et al., Civil Action No. 18229 (which collectively are referred to as the "BHC lawsuits"). During the same period, various purported stockholders of UTV filed complaints in the Delaware Court of Chancery entitled Pyenson v. UTV, et al., Civil Action No. 18222; Malamud v. UTV, et al., Civil Action No. 18218; and Rand v. UTV, et al., Civil Action No. 18235 (which collectively are referred to as the "UTV lawsuits" and, together with the BHC actions, as the "Delaware actions"). The Delaware actions assert claims against Chris-Craft, UTV, BHC, and some of their officers and directors, alleging, among other things, that Chris-Craft and/or BHC and/or UTV and the individual defendants breached their fiduciary duties to stockholders, and that certain defendants engaged in self-dealing, with respect to the News Corp. acquisitions by merger of BHC and/or UTV. The Delaware actions seek class action certification and injunctive relief against Chris-Craft, BHC and UTV or, in the alternative, to obtain rescission of the mergers or rescissory damages, and other relief.

     On September 25, 2000, the court entered an order of consolidation, consolidating the BHC lawsuits as In re BHC Communications, Inc. Shareholders Litigation, Civil Action No. 18209 and directing the plaintiffs to file a consolidated amended complaint. On October 2, 2000, the court entered an order of consolidation, consolidating the UTV lawsuits as In re United Television, Inc. Shareholders Litigation, Civil Action No. 18218 and directing that the complaint filed in Malamud v. UTV, Civil Action No. 18218, shall be deemed the operative complaint in the consolidated action.

     Chris-Craft, BHC and United Television believe that the Delaware actions are without merit and intend to defend them vigorously.

     Chris-Craft is a party to various other pending legal proceedings arising in the ordinary course of business. In the opinion of management, after taking into account the opinion of counsel with respect thereto, the ultimate resolution of these other matters will not have a material effect on Chris-Craft's consolidated financial position or results of operations.

NOTE 10
-----------------------------------------------------------------------------
INDUSTRY SEGMENT INFORMATION:

     The following table presents Chris-Craft's two reportable segments, the Television Division and the Industrial Division. UPN, which was accounted for under the equity method, was also considered a reportable segment under SFAS
131. However, all required segment information is included in Note 2. The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." See Note 1.

                                                                                                  Deferred
                                  Operating    Depreciation                          Investment      Tax
                       Operating    Income         and          Capital     Segment      in         Assets
(In thousands)          Revenues    (Loss)     Amortization   Expenditures   Assets     UPN     (Liabilities)
------------------------------------------------------------------------------------------------------------
Year Ended
  December 31, 2000
Television Division     $505,504   $131,346     $ 25,655       $ 11,595   $2,434,481(b) $   -      $   5,278
Industrial Division       23,338      4,607          567          2,811       13,118        -            214
Reconciling items (a)       -       (20,721)          37              3      104,610        -         23,432
------------------------------------------------------------------------------------------------------------
                        $528,842   $115,232     $ 26,259       $ 14,409   $2,552,209    $   -      $  28,924
============================================================================================================
Year Ended
  December 31, 1999
Television Division     $469,347   $114,726     $ 23,824       $ 19,636   $2,281,100(b) $ 9,821    $    (334)
Industrial Division       22,200      4,204          520            945       10,943       -             211
Reconciling items (a)       -       (24,733)          34             45       53,942       -          24,494
------------------------------------------------------------------------------------------------------------
                        $491,547   $ 94,197     $ 24,378       $ 20,626   $2,345,985    $ 9,821    $  24,371
============================================================================================================
Year Ended
 December 31, 1998
Television Division     $445,850   $109,299     $ 21,278       $ 11,347   $2,199,687(b) $   615    $  (8,305)
Industrial Division       21,243      3,642          424          1,119        8,738       -             234
Reconciling items (a)       -       (18,271)         386             67       36,998       -          19,512
------------------------------------------------------------------------------------------------------------
                        $467,093   $ 94,670     $ 22,088       $ 12,533   $2,245,423    $   615    $  11,441
============================================================================================================

(a)   Consists of Corporate Office and subsidiaries not included in Television Division or Industrial Division.
Related operating loss consists solely of general and administrative expenses and, accordingly, excludes nonoperating income. Related assets consist primarily of cash and marketable securities.

(b)   Includes marketable securities having an aggregate carrying value of $1,136,103, at December 31, 2000,
$1,219,144, at December 31, 1999 and $1,202,070 at December 31, 1998.

NOTE 11
-----------------------------------------------------------------------------
PROPOSED MERGER:

     As reported in Chris-Craft's Current Report on Form 8-K, dated August 23, 2000, Chris-Craft, BHC, and UTV have each agreed to be acquired by The News Corporation Limited ("News Corp.") for consideration consisting of cash and News Corp. preferred American depositary shares. Subject to limitations set forth in the respective merger agreements, Chris-Craft, BHC and UTV stockholders may elect to receive the consideration as all cash, all stock or a combination thereof. Consummation of each transaction is subject to stockholder approval, receipt of Federal Communications Commission and other regulatory approvals, and satisfaction of other customary conditions. Chris-Craft has agreed to vote its BHC stock in favor of the acquisition of BHC by News Corp., and BHC has agreed to vote its UTV stock in favor of the acquisition of UTV by News Corp. The parties anticipate that the transactions will be completed in the first half of 2001.

                   Quarterly Financial Information (Unaudited)
                  Chris-Craft Industries, Inc. and Subsidiaries

(In thousands of dollars   First   Second     Third     Fourth
 except per share data)   Quarter  Quarter   Quarter    Quarter     Year
-----------------------------------------------------------------------------
Year Ended
December 31, 2000
Operating revenues      $127,834  $138,040   $124,668   $138,300  $528,842
Operating income          28,825    32,296     22,924     31,187   115,232
Interest and other
 income, net              20,533    25,235     26,096     66,327   138,191
Equity loss and other
 related to United
 Paramount Network       (35,696)     -          -          -      (35,696)
Income before
 income taxes and
 minority interest        13,662    57,531     49,020     97,514   217,727
Net income                 2,935    20,389     19,266    115,423   158,013
Earnings per share -
     Basic                   .08       .58        .55       3.30      4.52
     Diluted            $    .07  $    .46  $     .43   $   2.62  $   3.58

Year Ended December 31, 1999

Operating revenues      $111,460  $123,825   $119,804   $136,458  $491,547
Operating income          19,566    27,687     24,351     22,593    94,197
Interest and other
 income, net              18,676    24,464     18,190     44,853   106,183
Equity loss and other
 related to United
 Paramount Network       (30,150)  (27,188)   (16,900)   (23,106)  (97,344)
Income before income
 taxes and minority
 interest                  8,092    24,963     25,641     44,340   103,036
Net income                   748     6,722      7,761     27,202    42,433
Earnings per share -
     Basic                   .02       .19        .22        .78      1.21
     Diluted            $    .02  $    .15  $     .18  $     .62  $    .97

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         To be provided by amendment.

ITEM 11. EXECUTIVE COMPENSATION.

         To be provided by amendment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT.

     The management of Chris-Craft has been informed that, as of February 28, 2001, the persons and groups identified in Table I below, including all directors, nominees for director, executive officers and all owners known to Chris-Craft of more than 5% of any class of Chris-Craft voting securities, owned beneficially, within the meaning of Securities and Exchange Commission ("SEC") Rule 13d-3, the securities of Chris-Craft reflected in such table. Except as reflected in Tables II and III, as of February 28, 2001, each director or executive officer of Chris-Craft disclaims beneficial ownership of securities of any Chris-Craft subsidiary. Except as otherwise specified, the named beneficial owner claims sole investment and voting power as to the securities reflected in the tables.


                                   I. Beneficial Ownership Of Chris-Craft Stock

                                             $1.40 Convertible          Class B Common             Common Stock
                                           Preferred Stock(2)(3)       Stock (2)(3)(4)              (3)(5)(6)
           Beneficial Owner(1)             Number of   Percent      Number of    Percent      Number of    Percent
                                           shares      of class     shares      of class      shares      of class
John C. Bogle.........................            -         -                -       -            29,494       *
T. Chandler Hardwick, III.............            -         -                -       -            36,820       *
Jeane J. Kirkpatrick..................            -         -                -       -            23,868
David F. Linowes......................        5,883         2.5%       144,511       1.8%        245,319       *
Joelen K. Merkel(7)...................            -         -           24,766       *           151,358
Norman Perlmutter.....................            -         -            6,822       *            62,799
Herbert J. Siegel(8)..................      142,569        61.3%     5,019,030      44.9%      7,090,407      20.6%
John C. Siegel(9).....................            -         -          878,798      11.3%      1,605,830       6.0%
William D. Siegel(9)..................            -         -          669,663       8.6%        793,871       3.1%
Evan C Thompson(10)...................            -         -          779,362      10.0%      1,590,899       6.0%
All directors and executive officers as     148,452        63.8%     7,355,356      65.0%     11,733,050      31.2%
a group, including those named above (11
persons) (11).........................
Lawrence R. Barnett...................       50,654        21.8%     1,522,217      17.0%      2,178,078       7.4%
James J. Rochlis......................       15,953         6.9%       539,686       6.6%        762,188       2.7%
Capital Research and Management Company           -         -                -       -         1,718,040       6.6%
(12)..................................
AXA, AXA Assurances                               -         -        1,266,690      16.3%      1,514,901       5.3%
   I.A.R.D. Mutuelle, AXA  Assurances
   Vie Mutuelle, AXA Conseil Vie
   Assurance Mutuelle, AXA Courtage
   Assurance Mutuelle, and AXA
   Financial Inc. (13)................
Gabelli Funds, LLC,                            -           -           403,318       5.2%      6,134,528      22.2%
   GAMCO Investors, Inc., Gemini Capital
   Management Ltd., Gabelli
   International II Limited, Gabelli
   Performance Partnership L.P., and
   Mario J. Gabelli (14)..............
The Gabelli Equity Trust                       -           -           592,897       7.6%        592,897       2.1%
   Inc. (15)..........................
Private Capital Management, Inc., Bruce        -           -                 -       -         1,927,791       7.1%
   S. Sherman, Gregg J. Powers, SPS
   Partners, L.P. (16)

________________
* Less than 1%.

     (1) The address of Capital Research and Management Company is 333 South Hope Street, Los Angeles, CA 90071; the address of AXA is 25, avenue Matignon, 75008 Paris France, of AXA Assurances I.A.R.D. Mutuelle, AXA Assurances Vie Mutuelle and AXA Conseil Vie Assurance Mutuelle is 370, rue Saint Honore, 75001 Paris France, of AXA Courtage Assurance Mutuelle is 26, rue Louis le Grand, 75002 Paris France, and of AXA Financial, Inc. is 1290 Avenue of the Americas, New York, NY 10104; the address of Gabelli Funds, LLC, GAMCO Investors, Inc., Gemini Capital Management Ltd., Gabelli International II Limited, and Mario J. Gabelli, and the Gabelli Equity Trust Inc. is One Corporate Center, Rye, NY 10580; the address of Private Capital Management, Inc., Bruce S. Sherman, Gregg
J. Powers, and SPS Partners, L.P. is 3003 Tamiami Trail, N. Naples, FL 34103; the address of each other beneficial owner named in the table is c/o Chris-Craft Industries, Inc., 767 Fifth Avenue, New York, NY 10153.

     (2) Each share of $1.40 Convertible Preferred Stock is convertible into
11.97643 shares of Common Stock and 23.95286 shares of Class B Common Stock, except that if such share of $1.40 Convertible Preferred Stock was transferred after November 10, 1986 other than to a Permitted Transferee, as defined in Chris-Craft's certificate of incorporation, such share is convertible into
35.92929 shares of Common Stock. Each share of Class B Common Stock is convertible into one share of Common Stock.

     (3) At December 31, 2000, the Trustee of the Chris-Craft/UTV Employees' Stock Purchase Plan (the "Stock Purchase Plan") held 281,139 shares of Class B Common Stock and 687,839 shares of Common Stock (representing 3.6% and 2.5% of the outstanding shares of the respective classes at February 28, 2001). A committee appointed by the Board of Directors of Chris-Craft to administer the Stock Purchase Plan, comprised of John C. Siegel and another Chris-Craft executive officer, is empowered to direct voting of the shares held by the Trustee of that plan. The numbers of shares set forth in the table with respect to each named executive officer other than John C. Siegel include, with respect to the Stock Purchase Plan, only shares vested at December 31, 2000. The numbers of shares set forth in the table with respect to the named members of the Stock Purchase Plan Committee and all directors and executive officers as a group include all shares held in the Stock Purchase Plan as of December 31, 2000. If at February 28, 2001, the Class B Common Stock held in the Stock Purchase Plan at December 31, 2000 had been converted, and the Common Stock issuable upon such conversions had been added to the Common Stock then held in such plan, the shares of Common Stock held in the plan would represent 3.5% of the Common Stock that would have been outstanding.

     (4) Includes shares of Class B Common Stock issuable upon conversion of the $1.40 Convertible Preferred Stock reflected in the table opposite the identified person or group. In accordance with SEC rules, the percentages shown have been computed assuming that the only shares converted are those shares reflected opposite the identified person or group.

     (5) Includes shares of Common Stock issuable upon conversion of the $1.40 Convertible Preferred Stock and Class B Common Stock reflected in the table opposite the identified person or group. In accordance with SEC rules, the percentages shown have been computed assuming that the only shares converted are those shares reflected opposite the identified person or group.

     (6) Includes with respect to the following individuals the indicated numbers of shares issuable on exercise of options previously granted under the 1994 Director Stock Option Plan: Lawrence R. Barnett, 23,868, John C. Bogle, 23,868; T. Chandler Hardwick, III, 29,835; Jeane J. Kirkpatrick, 23,868; David
F. Linowes, 29,835; Norman Perlmutter, 29,835; James J. Rochlis, 23,868.

     (7) Ownership includes 81,333 shares of Common Stock issuable pursuant to currently exercisable stock options.

     (8) Ownership includes 358,214 shares of Common Stock issuable pursuant to a currently exercisable stock option and excludes 74,218 shares of Class B Common Stock owned by Mr. Siegel's wife and 38,842 shares of Class B Common Stock held by her as trustee.

     (9) Ownership includes 120,232 shares of Common Stock issuable pursuant to currently exercisable stock options.

     (10) Ownership includes 359,037 shares of Common Stock issuable pursuant to currently exercisable stock options and 2,351 shares of Common Stock held by the Evan C Thompson Foundation.

     (11) Ownership includes all shares held in the Stock Purchase Plan, as of December 31, 2000 (see Note 3), all other shares reflected in the table with respect to directors and named executive officers, and all other shares, including an additional 81,333 shares of Common Stock issuable pursuant to currently exercisable stock options, held by an executive officer of Chris-Craft not named in the table. Of the shares held in the Stock Purchase Plan, 104,141 shares of Class B Common Stock and 548,943 shares of Common Stock were held for the accounts of employees other than executive officers.

     (12) Voting power is disclaimed as to all shares. Information herein is furnished in reliance on Amendment No. 3 to Schedule 13G of the named owner dated February 9, 2001, filed with the SEC.

     (13) Voting power is shared as to 1,266,690 shares of Class B Common Stock, and investment power is shared as to 154,462 shares of Common Stock. Information is furnished herein in reliance on Amendment Nos. 12 and 19 to Schedule 13G of the named owners, each dated February 12, 2001, filed with the SEC.

     (14) Voting power is disclaimed as to 60,736 shares. Information is furnished herein in reliance on Amendment No. 35 to Schedule 13D of the named owners dated September 21, 2000, filed with the SEC. Amounts exclude shares referred to in Note 15.

     (15) Gabelli Funds, LLC has investment power respecting the referenced shares. Information is furnished herein in reliance on Amendment No. 8 to
Schedule 13G of the named owner dated February 14, 2001, filed with the SEC.

     (16) Voting power and investment power is shares as to 1,908,165 shares. Information is furnished herein in reliance on Schedule 13G of the named owners dated February 14, 2001, filed with the SEC.

              II. BENEFICIAL OWNERSHIP OF BHC CLASS A COMMON STOCK

Beneficial Owner                                Number of Shares(1)

John C. Bogle(3)...............................       309
T. Chandler Hardwick, III......................        -
Jean J. Kirkpatrick............................        -
David F. Linowes...............................       151
Joelen K. Merkel (2)...........................       200
Norman Perlmutter..............................        -
Herbert J. Siegel..............................       229
John C. Siegel.................................        -
William D. Siegel(3)...........................       540
Evan C. Thompson...............................        -
All Chris-Craft directors and executive officers
as a group, including those named above (11
   persons) (3)................................     1,120

_________________

     (1) Each amount shown represents less than 1% of the class.

     (2) Shares are owned jointly with the executive officer's husband.

     (3) Ownership includes 309 shares held in the Chris-Craft Profit Sharing Plan, of which John C. Bogle, William D. Siegel, and another Chris-Craft executive officer are Trustees.

                  III. BENEFICIAL OWNERSHIP OF UTV COMMON STOCK

                                                                    Percent of
Beneficial Owner                               Number of Shares       Class

John C. Bogle..................................        -                -
T. Chandler Hardwick, III......................        -                -
Jean J. Kirkpatrick............................        -                -
David F. Linowes...............................        -                -
Joelen K. Merkel...............................        -                -
Norman Perlmutter(1)...........................     11,500              *
Herbert J. Siegel..............................        -                -
John C. Siegel(2)..............................    220,070             2.3%
William D. Siegel..............................        -                -
Evan C Thompson(2).............................     35,000              *
All Chris-Craft directors and executive
officers as a group, including those
   named above (11 persons) (2)................    270,570             2.8%

______________
         * Less than 1%

     (1) Includes 9,500 shares issuable on exercise of options previously granted under UTV's 1995 Director Stock Option Plan.

     (2) As of December 31, 2000, (a) the Trustee of the Stock Purchase Plan held 209,070 shares of UTV Common Stock (representing 2.2% of the outstanding shares at February 28, 2001), and (b) the Trustees of the UTV Profit Sharing Plan held 10,000 shares of UTV Common Stock (representing less than 1% of the outstanding shares at February 28, 2001). John C. Siegel, Evan C Thompson, and another executive officer of UTV are the Trustees of the UTV Profit Sharing Plan empowered to vote and dispose of the shares held by that plan. The numbers of shares set forth in the table with respect to all Chris-Craft directors and executive officers as a group include all shares held in the Stock Purchase Plan and the UTV Profit Sharing Plan as of December 31, 2000, and the numbers of shares set forth respecting the named members of the Stock Purchase Plan and the named Trustees of the UTV Profit Sharing Plan include the respective numbers of shares held in those plans as of such date.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         To be provided by amendment.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                  REPORTS ON FORM 8-K.

    (a) The following documents are filed as part of this report:

         (1) The financial statements, financial statement schedule, and quarterly financial information included in Item 8.
         (2) Exhibits listed in the Exhibit Index, including the compensatory plans listed below:
             *Benefit Equalization Plan
             *1994 Management Incentive Plan
             *1999 Management Incentive Plan
             *Management Incentive Compensation Plan
             *1994 Director Stock Option Plan
             *Employment Agreement dated January 1, 1994, as amended August
                    11, 2000, between Herbert J. Siegel and Chris-Craft.
             *Employment Agreement dated January 1, 1994, as amended September
                    28, 1999, between Evan C Thompson and Chris-Craft.
             *Employment Agreement dated September 28, 1999 between John C.
                    Siegel and Chris-Craft.
             *Employment Agreement dated September 28, 1999 between William D.
                    Siegel and Chris-Craft.
             *Employment Agreement dated September 28, 1999 between Joelen K.
                    Merkel and Chris-Craft.
             *Employment Agreement dated September 28, 1999 between Brian C.
                    Kelly and Chris-Craft.

     (b) The registrant filed reports on Form 8-K during the last quarter of the period covered by this report, as follows:

                  Date                          Items Reported

                  November 15, 2000                  5, 7

                  December 12, 2000                  5, 7

                  December 21, 2000                  5

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 21, 2001

                                            CHRIS-CRAFT INDUSTRIES, INC.
                                                        (Registrant)

                                            By:      WILLIAM D. SIEGEL
                                                     William D. Siegel
                                                     Executive Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature and Title                                      Date


     HERBERT J. SIEGEL                                        March 21, 2001
     Herbert J. Siegel
     Chairman, President and
     Director (principal executive
       officer)


     WILLIAM D. SIEGEL                                        March 21, 2001
     William D. Siegel
     Executive Vice President and
     Director (principal
       financial officer)


     JOELEN K. MERKEL                                         March 21, 2001
     Joelen K. Merkel
     Senior Vice President and Treasurer
       (principal accounting officer)


     EVAN C THOMPSON                                          March 21, 2001
     Evan C Thompson
     Executive Vice President and
       Director


     JOHN C. SIEGEL                                           March 21, 2001
     John C. Siegel
     Executive Vice President and
       Director


     JOHN C. BOGLE                                            March 21, 2001
     John C. Bogle
       Director

    T. CHANDLER HARDWICK, III                                March 21, 2001
    T. Chandler Hardwick, III
       Director


    JEANE J. KIRKPATRICK                                     March 21, 2001
    Jeane J. Kirkpatrick
      Director


    DAVID F. LINOWES                                         March 21, 2001
    David F. Linowes
      Director


    NORMAN PERLMUTTER                                        March 21, 2001
    Norman Perlmutter
      Director


                                  EXHIBIT INDEX

Incorporated by
Reference to:                                      Exhibit No.                  Exhibit
Exhibit 3(A) [1]                                          3.1                   Restated Certificate of Incorporation

Exhibit 3(B) [1]                                          3.2                   By-Laws

Exhibit 11(H) [2]                                        10.1                   Benefit Equalization Plan of
                                                                                registrant

Exhibit 10(B)(1) [5]                                     10.2                   Amendment No. 1 thereto

Exhibit 10.3 [9]                                         10.3                   Amendment No. 2 thereto

Exhibit 10(B) [7]                                        10.4                   Employment Agreement dated January
                                                                                1, 1994 between registrant and
                                                                                Herbert J. Siegel

Exhibit 10(C) [7]                                        10.5                   Split-Dollar Agreement dated January
                                                                                6, 1994 between registrant and
                                                                                William D. Siegel

Exhibit 10(D) [7]                                        10.6                   Split-Dollar Agreement dated January
                                                                                6, 1994 between registrant and John
                                                                                C. Siegel

Exhibit 10(E) [3]                                        10.7                   Form of Agreement under Executive
                                                                                Deferred Income Plan of registrant

Exhibit 10(F) [7]                                        10.8                   Employment Agreement dated January
                                                                                1, 1994 between registrant and Evan
                                                                                C Thompson

Exhibit 10.9 [10]                                        10.9                   Amendment thereto dated September
                                                                                28, 1999

Exhibit 10(c) [4]                                        10.10                  Management Agreement between the
                                                                                registrant and BHC dated July 21,
                                                                                1989

Exhibit 19 [6]                                           10.11                  Amendment No. 1 thereto dated
                                                                                October 31, 1991

Exhibit 10(H)(2) [7]                                     10.12                  Amendment No. 2 thereto dated  March
                                                                                24, 1994

Exhibit A to registrant's proxy                          10.13                  1994 Management Incentive Plan
statement dated March 25, 1994 (File
No. 1-2999)

Exhibit B to registrant's proxy                          10.14                  1994 Director Stock Option Plan
statement dated March 25, 1994 (File
No. 1-2999)

Exhibit 10.10 [8]                                        10.15                  Option Agreement dated July 19, 1994
                                                                                between BHC Network Partner, Inc.
                                                                                and PCI Network Partner, Inc.

Exhibit 10.16 [10]                                       10.16                  Employment Agreement dated September
                                                                                28, 1999 between John C. Siegel and
                                                                                Chris-Craft

Exhibit 10.17 [10]                                       10.17                  Employment Agreement dated September
                                                                                28, 1999 between William D. Siegel
                                                                                and Chris-Craft

Exhibit 10.18 [10]                                       10.18                  Employment Agreement dated September
                                                                                28, 1999 between Joelen K. Merkel
                                                                                and Chris-Craft

Exhibit 10.19 [10]                                       10.19                  Employment Agreement dated September
                                                                                28, 1999 between Brian C. Kelly and
                                                                                Chris-Craft

Exhibits 2.1, 10.1 and 10.2 [11]                         10.20                  Agreement and Plan of Merger dated
                                                                                August 13, 2000 by and among
                                                                                Chris-Craft, The News Corporation
                                                                                Limited, News Publishing Australia
                                                                                Limited, and Fox Television
                                                                                Holdings, Inc.; Voting Agreement
                                                                                dated August 13, 2000 among the News
                                                                                Corporation Limited, New Publishing
                                                                                Australia Limited and Chris-Craft;
                                                                                and Irrevocable Proxy to Vote BHC
                                                                                Class A Common Stock and Class B
                                                                                Common Stock.

Exhibits 2.1, 10.1, 10.2, 10.3 and                       10.21                  Agreement and Plan of Merger dated
10.4 [12]                                                                       August 13, 2000 by and among BHC,
                                                                                The News Corporation Limited, News
                                                                                Publishing Australia Limited, and
                                                                                Fox Television Holdings, Inc.;
                                                                                Voting Agreement dated August 13,
                                                                                2000 among the News Corporation
                                                                                Limited, News Publishing Australia
                                                                                Limited and Chris-Craft;
                                                                                Irrevocable Proxy to Vote BHC Class
                                                                                A Common Stock and Class B Common
                                                                                Stock dated August 13, 2000; Voting
                                                                                Agreement dated August 13, 2000
                                                                                among The News Corporation Limited,
                                                                                News Publishing Australia Limited
                                                                                and BHC; and Irrevocable Proxy to
                                                                                Vote Common Stock of UTV dated
                                                                                August 13, 2000.

Exhibits 2.1, 10.1 and 10.2 [13]                         10.22                  Agreement and Plan of Merger dated
                                                                                August 13, 2000 among UTV, The News
                                                                                Corporation Limited, News Publishing
                                                                                Australia Limited and Fox Television
                                                                                Holding, Inc.; Voting Agreement
                                                                                dated August 13, 2000 among The News
                                                                                Corporation Limited, News Publishing
                                                                                Australia Limited and BHC; and
                                                                                Irrevocable Proxy to Vote Common
                                                                                Stock of UTV dated August 13, 2000.

         *                                               10.23                  Amendment dated August 11, 2000 to
                                                                                Employment Agreement between
                                                                                registrant and Herbert J. Siegel

         *                                                21                    Subsidiaries of the registrant

         *                                                23                    Consent of PricewaterhouseCoopers LLP

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

 [6]     Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1991.

 [7]     Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

 [8]     BHC's Annual Report on Form 10-K for the year ended December 31, 1994.

 [9]     Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

[10]     Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

[11]     Registrant's Current Report on Form 8-K dated August 23, 2000.

[12]     BHC's Current Report on Form 8-K dated August 23, 2000.

[13]     UTV's Current Report on Form 8-K dated August 23, 2000.