Form 10-K405/A
period 2000-12-31
CHRIS CRAFT INDUSTRIES INC
filed 2001-04-25
CIK 20067

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------
                               Amendment No. 1 to
                                   FORM 10-K

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

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     Information relating to Chris-Craft's directors, as of February 28, 2001, is set forth below. Information relating to Chris-Craft's executive officers is set forth in Part I under the caption Executive Officers of the Registrant.


                                                                                           AGE,       HAS SERVED
                               OTHER POSITIONS WITH CHRIS-CRAFT, PRINCIPAL OCCUPATION  FEBRUARY 28,   AS DIRECTOR
            NAME                          AND CERTAIN OTHER DIRECTORSHIPS                  2001          SINCE
            ----               ------------------------------------------------------  ------------   -----------
Term expiring 2003
Norman Perlmutter............  Chairman of the Board of Managers, Perlmutter                67           1975
                                 Investment Co., real estate investments; Director,
                                 Prime Retail, Inc. and UTV (1)
John C. Siegel...............  Executive Vice President, Chris-Craft; Director,             48           1994
                                 BHC (1) and Chairman of the Board, UTV

Term expiring 2002
Jeane J. Kirkpatrick.........  Leavey Professor of Government, Georgetown Uni-              74           1994
                                 versity; Senior Fellow, the American Enterprise
                                 Institute for Public Policy Research
William D. Siegel............  Executive Vice President, Chris-Craft; Director, BHC         46           1994
Evan C Thompson..............  Executive Vice President, Chris-Craft, and Presi-            58           1982
                                 dent, Television Division; Director, UTV

Term expiring 2001
John C. Bogle................  Senior Chairman and Founder, The Vanguard Group, Inc.        71           1996
                                 and of the Investment Companies in the Vanguard
                                 Group; Director, The Mead Corporation

T. Chandler Hardwick, III....  Headmaster, Blair Academy, independent secondary             48           1994
                                 school

David F. Linowes.............  Professor of Political Economy and Public Policy and         83           1958
                                 Boeschenstein Professor Emeritus, University of
                                 Illinois
Herbert J. Siegel............  Chairman of the Board and President, Chris-Craft;            72           1959
                                 Chairman of the Board, BHC; Director, UTV


---------------

(1) UTV is a majority owned subsidiary of BHC, which is a majority owned subsidiary of Chris-Craft.

     The principal occupation of each of the directors for the past five years is stated in the foregoing table.

     John C. Siegel and William D. Siegel are sons of Herbert J. Siegel.

SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE

     Chris-Craft's directors and executive officers are required under the Securities Exchange Act of 1934 to file reports of ownership and changes in beneficial ownership of Chris-Craft equity securities with the SEC. Copies of those reports must also be furnished to Chris-Craft. Based solely on a review of the copies of reports furnished to Chris-Craft and written representations that no Forms 5 were required, Chris-Craft believes that during 2000 all filing requirements applicable to directors and executive officers were timely complied with.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth all plan and non-plan compensation paid to the named individuals for services rendered in all capacities to Chris-Craft and its subsidiaries during the three years ended December 31, 2000.

                           SUMMARY COMPENSATION TABLE

                                                                        LONG-TERM
                                                                       COMPENSATION
                                                                       ------------
                                                                          AWARDS
                                                                       ------------
                                              ANNUAL COMPENSATION(1)    SECURITIES
                                              ----------------------    UNDERLYING       ALL OTHER
    NAME AND PRINCIPAL POSITION       YEAR    SALARY ($)   BONUS ($)    OPTIONS(#)    COMPENSATION($)
    ---------------------------       ----    ----------   ---------    ----------    ---------------
Herbert J. Siegel..................   2000   1,096,234     2,777,385          --         1,091,783(2)
  Chairman of the Board               1999   1,067,414     2,513,700          --         1,023,509
     and President                    1998   1,050,604     2,133,810          --         1,154,186

Joelen K. Merkel....................  2000     550,000     1,272,000          --           373,107(3)
  Senior Vice President and           1999     432,607       250,000     268,449           137,463
     Treasurer                        1998     334,215       250,000          --            92,429

John C. Siegel......................  2000     800,000     1,600,000          --           606,588(4)
  Executive Vice President            1999     719,155       600,000*    425,099           218,833
                                      1998     590,190       600,000          --           147,212

William D. Siegel...................  2000     800,000     1,600,000          --           605,757(5)
  Executive Vice President            1999     719,155       600,000*    425,099           218,484
                                      1998     590,190       600,000          --           146,872

Evan C Thompson.....................  2000   1,096,234     2,765,700          --         1,533,397(6)
  Executive Vice President            1999   1,067,414     2,139,280     475,099           778,893
  and Presdient, Television           1998   1,050,604     1,727,100          --           798,577
       Division
---------------

  * Paid by a BHC subsidiary.

(1) Excludes automobile allowance of $1,200 per month paid to each of the named individuals and perquisites and other personal benefits aggregating less than the lesser of $50,000 or 10% of the total annual salary and bonus reported for the named person.

(2) Reflects Chris-Craft contributions, or accruals under the Benefit Equalization Plan in lieu of contributions and forfeiture allocations, of $382,014 with respect to the Profit Sharing Plan; also includes $75,107 reported as income of the named individual with respect to premiums paid on "split-dollar" life insurance policies and $634,662 credited to a deferred compensation account.

(3) Reflects Chris-Craft contributions, or accruals under the Benefit Equalization Plan in lieu of contributions and forfeiture allocations, of $116,957 with respect to the Stock Purchase Plan and $156,150 with respect to the Profit Sharing Plan; also includes $100,000 credited to a deferred compensation account.

(4) Reflects Chris-Craft contributions, or accruals under the Benefit Equalization Plan in lieu of contributions and forfeiture allocations, of $146,888 with respect to the Stock Purchase Plan and $209,700 with respect to the Profit Sharing Plan; also includes $250,000 credited to a deferred compensation account.

(5) Reflects Chris-Craft contributions, or accruals under the Benefit Equalization Plan in lieu of contributions and forfeiture allocations, of $146,057 with respect to the Stock Purchase Plan and $209,700 with respect to the Profit Sharing Plan; also includes $250,000 credited to a deferred compensation account.

(6) Reflects Chris-Craft contributions, or accruals under the Benefit Equalization Plan in lieu of contributions and forfeiture allocations, of $422,819 with respect to the Stock Purchase Plan and $535,578 with respect to the Profit Sharing Plan; also includes $575,000 credited to a deferred compensation account.

     The following table sets forth information concerning each stock option exercise during 2000 by each of the named individuals, along with the year-end value of unexercised options. No stock option was granted to any executive officer during 2000.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                                NUMBER OF
                                                          SECURITIES UNDERLYING         VALUE OF UNEXERCISED
                                                           UNEXERCISED OPTIONS          IN-THE-MONEY OPTIONS
                                                          AT FISCAL YEAR-END(#)         AT FISCAL YEAR-END($)
                       SHARES ACQUIRED      VALUE      ---------------------------   ---------------------------
        NAME           ON EXERCISE(#)    REALIZED($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
        ----           ---------------   -----------   -----------   -------------   -----------   -------------

Herbert J. Siegel....           0                 0      358,214             --      13,508,823             --
Joelen K. Merkel.....           0                 0       40,666        235,835         861,977      3,373,274
John C. Siegel.......           0                 0       60,116        377,735       1,264,255      5,277,330
William D. Siegel....           0                 0       60,116        377,735       1,264,255      5,277,330
Evan C Thompson......           0                 0      298,921        429,235      10,279,967      5,847,074

EMPLOYMENT AGREEMENTS

     Chris-Craft entered into employment agreements with Herbert J. Siegel and Evan C Thompson, as of January 1, 1994.

     The employment agreement with Herbert J. Siegel, as amended August 11, 2000, provides for his continued service as Chief Executive Officer through December 31, 2002 and as Chairman through December 31, 2004. Annual base salary is currently $1,133,506, subject to adjustment ("COLA adjustment"), to reflect consumer price level increases. Deferred compensation in the annual amounts of $700,000 for 2001 and 2002 and $500,000 for 2003 and 2004, plus any other current compensation that would not be deductible by Chris-Craft pursuant to
Section 162(m) of the Internal Revenue Code (the "Code"), is credited to a deferred compensation account, together with interest on the account balance.

     Mr. Siegel's agreement provides that, in the event of any change in control of Chris-Craft, his perquisites will be continued through the term of the agreement.

     Mr. Siegel has the right to terminate the employment term in the event of a diminution of his authority or other material breach by Chris-Craft of his agreement or the occurrence without his consent of specified fundamental changes in Chris-Craft. In the event of such termination, he is entitled to receive, in lump sum, an amount equal to the base salary, deferred compensation and consulting fees that would have been payable to him through the term of the agreement, plus an amount equal to the mean performance bonuses theretofore paid to him multiplied by the number of years remaining in the employment term. If Mr. Siegel dies during the employment term, his estate is to receive for each of the three following 12-month periods an amount equal to "Average Annual Compensation"; and in the event of his disability, Mr. Siegel is to receive, annually for the remainder of the employment term, an amount equal to one-half of his Average Annual Compensation. "Average Annual Compensation" generally means the executive's average base salary plus bonus for a specified period prior to the event. Additionally, if any payment to Mr. Siegel pursuant to the agreement should be subject to the excise tax imposed on "golden parachutes" by
Section 4999 of the Code, Chris-Craft will pay on his behalf or reimburse him in an amount equal to the sum of the excise tax and related interest and penalties, if any, plus any income taxes (and related penalties and interest) that may become payable by Mr. Siegel arising from Chris-Craft's compliance with such payment or reimbursement obligations, such that he would be in the same position as he would have been had no excise tax been imposed.

     Mr. Siegel's agreement entitles him to a cash bonus for each year of his employment equal to 1 1/2% of the amount by which Chris-Craft "Pre-tax Income" exceeds $50,000,000 in 2001 and 2002 and 1% of such excess over $100,000,000 in 2003 and 2004, but in no event less than $2,000,000. "Pre-tax Income" means Chris-Craft income before provision for income taxes and minority interest, as reported in Chris-Craft's annual report to stockholders; provided that, in determining such Pre-tax Income, there will be excluded (i) any loss of any business commenced or newly acquired by Chris-Craft during (or within the six months next preceding commencement of) the employment term, if such business would at any time during such term constitute a Development Stage Company under Securities and Exchange Commission Regulation S-X, assuming such business were organized as a separate entity, but only to the extent that the loss of such business, aggregated with the losses of all other such businesses (if any) so commenced or acquired, exceeds $10,000,000 in any fiscal year, and provided further, that such losses incurred by any business shall not be so excluded for any fiscal year beginning after the fourth anniversary of the date of commencement or acquisition of such business by Chris-Craft; and (ii) any goodwill amortization (similarly determined) arising out of a business acquisition during the employment term.

     During the consulting term, which will commence on expiration of the employment term and end five years thereafter, Mr. Siegel is to receive annual compensation of $500,000 (subject to COLA adjustment from December 1993), is required to devote not more than 20 hours in any month to Chris-Craft's affairs, and is prohibited from engaging in activity competitive with Chris-Craft. If Mr. Siegel dies during the consulting term, his estate is to receive the full consulting fee until the third anniversary of his death or the end of the consulting term, whichever is earlier; if he is disabled, he is entitled to receive one-half of the consulting fee until the end of the consulting term. For each year covered by Mr. Siegel's agreement, Chris-Craft will match on a cumulative basis up to $300,000 of his charitable contributions, in addition to matching his contributions under any other charitable gift matching program of Chris-Craft or any subsidiary.

     As additional inducement to Mr. Siegel to enter into the agreement, Chris-Craft made "split-dollar" life insurance agreements with each of Mr. Siegel's two sons, pursuant to which, under each agreement, Chris-Craft procured and will pay the full amount of each annual premium for 15 years on last-to-die policies on the lives of Herbert J. Siegel and his wife. Each of the sons is the owner of policies, having face amounts totaling

$15 million, covered by his agreement and has the right to designate and change the beneficiaries thereunder; however, none of the policies may be borrowed against, surrendered, or canceled, and no dividend election thereunder may be terminated, without Chris-Craft's consent. The premiums on these policies are paid by Chris-Craft and BHC in the respective proportions of 15% and 85% until they shall otherwise agree. An amount equal to the aggregate premiums paid, but without interest, will be repaid to Chris-Craft and BHC, upon the death of the last to die of the insureds.

     Chris-Craft has also agreed, in the event of Mr. Siegel's death, to pay $2,000,000 to a beneficiary named by Mr. Siegel. Chris-Craft has purchased, and is the sole owner and beneficiary of, insurance on the life of Mr. Siegel and anticipates that the insurance benefits received by Chris-Craft will exceed the cost, after applicable income taxes, of paying the foregoing death benefit.

     Mr. Thompson's employment agreement, as amended in 1999, provides for his continued service with Chris-Craft until December 31, 2004. Annual base salary is currently $1,133,506, subject to COLA adjustment, and deferred compensation is currently $594,550, subject to COLA adjustment, plus any other current compensation that would not be deductible pursuant to Section 162(m) of the Code. Chris-Craft will match, cumulatively, up to $100,000 of Mr. Thompson's charitable contributions during each year of the employment term, in addition to matching his contributions under any other charitable gift matching program of Chris-Craft or any Chris-Craft subsidiary.

     Mr. Thompson is entitled to a bonus equal to 1% of the amount by which Chris-Craft's "TV Broadcast Cash Flow" for each year exceeds $20 million, up to $50 million, and 2% of the amount by which TV Broadcast Cash Flow exceeds $50 million. The bonus computation will be adjusted if Chris-Craft acquires, in one or more transactions, additional television stations having aggregate mean TV Broadcast Cash Flow exceeding $10 million for the three fiscal years of each such television station prior to its acquisition by Chris-Craft, or disposes of a television station having mean TV Broadcast Cash Flow exceeding $5 million for the three fiscal years prior to its disposition by Chris-Craft. TV Broadcast Cash Flow for purposes of the bonus calculation means operating income plus depreciation and amortization of goodwill and programming contracts, minus payments on programming contracts. The Board of Directors will consider adjusting the bonus calculation and formulae if and at such time as Chris-Craft shall own 10 or more television stations or Mr. Thompson shall have chief operating responsibility for a business owned by Chris-Craft that derives revenues exceeding $25,000,000 other than from television broadcasting.

     Following the employment term, through May 31, 2007, Mr. Thompson is to provide Chris-Craft up to 240 hours per year of consulting services, for a fee of $250,000 per year, subject to COLA adjustment from December 31, 1993. During the consulting term, Mr. Thompson is entitled to the same medical and health benefits that Chris-Craft provides its senior executives. During the employment term and consulting term, Mr. Thompson may not compete with Chris-Craft.

     Mr. Thompson is entitled to terminate the employment term (i) on one year's notice or (ii) on 30 days' notice if (a) he is not continued in the positions he currently holds with Chris-Craft or UTV, (b) Chris-Craft reduces the authority, responsibilities, prerogatives or benefits to which Mr. Thompson is entitled under his employment agreement or (c) Chris-Craft otherwise materially breaches the agreement. If Mr. Thompson terminates the employment term pursuant to clause
(ii) above, or Chris-Craft terminates the employment term other than for cause or disability, Chris-Craft must pay him a lump sum equal to the sum of (a) the base salary and deferred compensation to which he would have been entitled through the contractual employment term and the highest performance bonus paid to him in the preceding five years, (b) all consulting fees that would have been payable, without any COLA adjustment, plus (c) a prorated bonus for the year in which the termination occurs.

     If Mr. Thompson dies during the employment term, Chris-Craft will pay his estate over the 12 months following his death an amount equal to the mean annual compensation (including bonus) for the three fiscal years ended before his death; if Chris-Craft terminates his employment due to disability, Chris-Craft will pay him monthly through the date that the employment term otherwise would have ended at a rate equal to one half of Mr. Thompson's mean annual compensation for the three fiscal years ended before his disability. Chris-Craft will pay the consulting fee to Mr. Thompson's estate until the earlier of one year from the date of death or the end of the consulting term, and, if the consulting term is terminated on account of his disability, Chris-Craft will pay him through the end of the consulting term at a rate equal to one-half the consulting fee.

     During 1999, Chris-Craft entered into employment agreements with five executives, including Messrs. John Siegel and William Siegel and Mrs. Merkel, substantively similar to Mr. Thompson's employment agreement, as amended, except as follows. Base salaries of Messrs. John Siegel and William Siegel are currently $850,000, each, subject to increase by $50,000 on each of January 1, 2002 and 2003 and by a COLA adjustment on January 1, 2004, and Mrs. Merkel's base salary is $575,000, subject to increase by $25,000 on January 1, 2002 and by a COLA adjustment on January 1, 2003 and 2004. Deferred compensation for each of Messrs. John Siegel and William Siegel is $250,000 and for Mrs. Merkel $100,000, subject to COLA adjustment. The cumulative annual amount of charitable contributions to be matched is $50,000 for each of Messrs. John Siegel and William Siegel and $25,000 for Mrs. Merkel; the consulting term is five years, and the consulting fee is $250,000 for each of Messrs. John Siegel and William Siegel and $100,000 for Mrs. Merkel, subject to COLA adjustment from the beginning of the consulting term. The noncompetition period extends for a year after the employment or consulting term, and each executive's stock options fully vest on death or termination of the employment term for disability.

     The employment agreements of Messrs. John Siegel and William Siegel and Mrs. Merkel entitle them to participate in the 2000 Management Incentive Compensation Plan.

CHANGE OF CONTROL

     In addition to the agreement provisions described above, Messrs. Thompson, John Siegel, William Siegel and Mrs. Merkel each have the right to terminate their employment term after a change of control if their authorities, duties and responsibilities are materially reduced thereafter, or for any reason, during a specified 90 day period following the change. In addition, after such a change Mr. Thompson may also terminate his employment if Chris-Craft fails to pay him a minimum bonus as defined in his agreement. In the event of such a termination,
(i) Mr. Thompson is entitled to receive a lump sum equal to three times his (a) then current base salary and deferred compensation and (b) highest performance bonus paid in the past five years; (ii) Messrs. John Siegel, William Siegel and Mrs. Merkel are entitled to receive a lump sum equal to three times their (c) respective base salary plus (d) for Messrs. John Siegel and William Siegel, the maximum performance bonus for the year of termination, and for Mrs. Merkel, 30% of base salary. If Mr. Thompson terminates his employment under the minimum bonus provision, he is also entitled to receive an amount equal to the excess of the minimum bonus over the bonus actually paid for each year from the change of control through the year prior to termination. Each of Messrs. Thompson, John Siegel and William Siegel and Mrs. Merkel are also entitled to receive in a lump sum all consulting fees (without any COLA adjustment) that would have been payable under their agreements, as well as prorated salary and bonus for the year of termination. Chris-Craft must also maintain medical and health insurance coverage for each of the executives for three years (or in Mr. Thompson's case, to the scheduled end of his consulting term.)

                            ------------------------

     Benefits under the Chris-Craft Salaried Employees' Pension Plan are based on a participant's compensation, including salaries, bonuses and commissions. The plan provides a retirement annuity, generally based on specified percentages of annual compensation (for 1989 and subsequent years, generally 1.5% of the first $18,000 of compensation and 2.0% of the remainder) aggregated through the years of service. Estimated annual benefits payable upon retirement after working to age 65 (including benefits payable under the predecessor pension plan and the Benefit Equalization Plan) are, for Mrs. Merkel, and Messrs. John Siegel, William Siegel and Evan Thompson, $469,546, $886,170, $1,058,652 and $1,162,566, respectively. Herbert Siegel, who has reached age 65, is currently receiving an annual benefit of $1,122,327 under the predecessor and current pension plans, including the Benefit Equalization Plan.

     Under Chris-Craft's Management Incentive Compensation Plan, the compensation committee establishes performance goals that must be met as a condition to a participating officer's receiving payment of any award. Performance goals may include Chris-Craft's attainment of a specified amount of pre-tax income, percentage of return on equity, earnings per share, increases in revenues, reductions in operating expenses, or increases in the price of Chris-Craft's stock or achievement of special projects, including settlement of litigation or disputes with tax authorities. In no event will any award to any of Chris-Craft's executive officers participating in the plan exceed $2.5 million for any year.

     The committee has authority to determine whether and the extent that awards may be settled, cancelled, forfeited, or surrendered; to make adjustments in performance goals in recognition of unusual or nonrecurring events affecting Chris-Craft or its financial statements or in response to changes in applicable law or accounting principles; to interpret the plan or any award; to prescribe rules relating to the plan; and to make any other determination deemed necessary or advisable for administration of the plan. All decisions of the committee are be final and binding on all persons, including Chris-Craft, any plan participant, or any Chris-Craft stockholder. The plan is intended to comply with
Section 162(m) of the Internal Revenue Code and interpreted to so comply.

     Under the Executive Deferred Income Plan, Chris-Craft in 1983 entered into an agreement with each participating employee, whereby the employee agreed to defer $1,000 per year of salary in each of four years, and Chris-Craft agreed to make annual payments in specified amounts for 10 years in the event of the employee's death or for 15 years commencing at age 60. The plan also provides supplemental disability benefits of $10,000 per year from the onset of a disability until annual payments commence at age 60 or death. Benefits under the plan do not depend on compensation and are payable in full if the employee has accumulated 20 years of service, or is employed by Chris-Craft, when the condition for payment occurs. Maximum annual benefits payable in the event of death of Mrs. Merkel and Messrs. John Siegel, William Siegel and Thompson would be $101,585, $109,677, $136,853 and $55,137, respectively, for 10 years. Annual benefits payable to Mrs. Merkel and Messrs. John Siegel, William Siegel and Thompson commencing at age 60 would be $76,798, $83,076, $103,305 and $31,898, respectively, for 15 years, assuming full vesting of benefits. Premiums for insurance on each plan participant's life are paid through policy loans involving no direct out-of-pocket cost to Chris-Craft and since 1987, Chris-Craft has made no payment under the plan with respect to the participation of any executive officer, other than for interest on policy loans and disability waiver premiums.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Compensation Committee of the Board of Directors (the "Committee"), which is comprised of two directors who have never been employees of Chris-Craft, is responsible for reviewing the recommendations of the Chief Executive Officer ("CEO") and making recommendations to the Board of Directors with respect to the salaries, bonuses, and other forms of compensation, including stock option grants, of Chris-Craft's executive officers.

     The Committee seeks to attract and retain executive officers of the highest caliber and motivate them to maximize the success of Chris-Craft's businesses by linking their compensation to performance. Each executive officer's cash compensation consists of two components: base salary and annual bonus.

     Base salary and bonus for the CEO and the Executive Vice President and President, Television Division are fixed by their respective employment agreements, as described under Executive Compensation.

     Base salaries of the remaining executive officers for 2000 were fixed by their respective employment agreements, as described under Executive Compensation. The bonuses for 2000 of the remaining executive officers were determined pursuant to performance formulas under Chris-Craft's Management Incentive Plan (described under Executive Compensation), based on Chris-Craft's adjusted pretax income. In addition, special bonuses for two of the executive officers were recorded in 2000 based, respectively, on the amount of a settlement of a previously denied income tax refund and of an environmental litigation.

     Each of the employment agreements for the CEO and the Executive Vice President provides that current compensation otherwise payable, but that would not be deductible for federal income tax purposes under Section 162(m) of the Code, will be credited to a deferred compensation account and paid to the executive after his employment with Chris-Craft has terminated. Chris-Craft's policy with respect to Section 162(m) of the Code for the other executive officers is that their compensation should be fully deductible.

              DAVID F. LINOWES        NORMAN PERLMUTTER

PERFORMANCE CHART

     The following chart compares cumulative total shareholder return for Chris-Craft Common Stock, the Standard & Poor's ("S&P") 500 Stock Index and the S&P Broadcast-500 index, assuming the investment of $100 in each in December 1995 and the monthly reinvestment of dividends. Additionally, the chart measures against the performance of a peer group of companies which more accurately reflects television broadcasting without the influence of other media sectors such as cable, newspapers, billboards, etc. The group includes Granite Broadcasting, Sinclair Broadcast Group, Young Broadcasting, Hearst-Argyle Television and Paxson Communications. The performance shown in the chart is not necessarily indicative of future performance.

                          CHRIS-CRAFT INDUSTRIES, INC.
                    TOTAL RETURN TO SHAREHOLDERS: 1995-2000

                                S&P          BROADCAST (TV,       TV BROADCAST
            CHRIS-CRAFT      500 INDEX       RADIO, CABLE)        PEER GROUP
            -----------      ----------      --------------      --------------
Dec95         100.00           100.00           100.00               100.00
Dec96          98.24           122.96            81.97               107.81
Dec97         128.32           163.98           134.86               154.00
Dec98         121.75           210.85           209.22               153.89
Dec99         187.69           255.21           365.48               145.77
Dec00         178.25           231.98           263.93               111.75

     Pursuant to SEC rules, the material under the captions Board Compensation Committee Report on Executive Compensation and Performance Chart is not to be deemed "filed" with the SEC.

COMPENSATION OF DIRECTORS

     Each director who is not a Chris-Craft employee receives a retainer of $35,000 per year plus $7,500 per year for service on each of the Audit, Compensation, and Pension Committees. Pursuant to the 1994 Director Stock Option Plan, on each annual meeting date, each such director is granted a five-year option to purchase 5,000 shares of Chris-Craft Common Stock (as constituted when the plan was adopted in 1994), at a price per share equal to the market price per share on the date of grant.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Laurey J. Barnett, who is the daughter of Lawrence R. Barnett, a beneficial owner of more than 5% of each class of Chris-Craft equity security, of Chris-Craft, continued during 2000 to serve UTV as Vice President and Director of Programming. Her salary and bonus for 2000 aggregated $395,000; she received a monthly automobile allowance of $800; and she participated in UTV benefit plans on the same basis as other eligible employees. Ms. Barnett's employment continues in the same capacity and on essentially the same terms, except that her salary is $203,000.

     A son of Lawrence R. Barnett, a a beneficial owner of more than 5% of each class of Chris-Craft equity security,, is a principal of the firm of Gipson Hoffman & Pancione, which performed legal services for certain Chris-Craft subsidiaries during 2000 and is expected to perform similar services during 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 19, 2001

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


     Signature and Title                                      Date


     HERBERT J. SIEGEL*                                       April 19, 2001
     Herbert J. Siegel
     Chairman, President and
     Director (principal executive
       officer)


     WILLIAM D. SIEGEL*                                       April 19, 2001
     William D. Siegel
     Executive Vice President and
     Director (principal
       financial officer)


     JOELEN K. MERKEL*                                        April 19, 2001
     Joelen K. Merkel
     Senior Vice President and Treasurer
       (principal accounting officer)


     EVAN C THOMPSON*                                         April 19, 2001
     Evan C Thompson
     Executive Vice President and
       Director


     JOHN C. SIEGEL*                                          April 19, 2001
     John C. Siegel
     Executive Vice President and
       Director


     JOHN C. BOGLE*                                           April 19, 2001
     John C. Bogle
       Director


    T. CHANDLER HARDWICK, III*                                April 19, 2001
    T. Chandler Hardwick, III
       Director


    JEANE J. KIRKPATRICK*                                     April 19, 2001
    Jeane J. Kirkpatrick
      Director


    DAVID F. LINOWES*                                         April 19, 2001
    David F. Linowes
      Director


    NORMAN PERLMUTTER*                                        April 19, 2001
    Norman Perlmutter
      Director

*By William D. Siegel, attorney-in-fact.