Form 10-Q
period 2001-03-31
CHRIS CRAFT INDUSTRIES INC
filed 2001-05-15
CIK 20067

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                             FORM 10-Q
    (MARK ONE)
    /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2001
                               --------------------------------
                               OR

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

As of April 30, 2001 there were 27,407,066 shares of the issuer's
Common Stock outstanding and 7,738,575 shares of the issuer's Class B Common Stock outstanding.

                           PART I -- FINANCIAL INFORMATION
                            ITEM 1. FINANCIAL STATEMENTS
                             CHRIS-CRAFT INDUSTRIES, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)
                                   (UNAUDITED)
                        -------------------------------------

                                                            March 31,   December 31,
ASSETS                                                        2001         2000
------                                                    -----------  ------------
CURRENT ASSETS:
  Cash and cash equivalents                               $   568,519  $   252,514
  Marketable securities (substantially
    all U.S. Government securities)                         1,061,371    1,192,603
  Income tax refund receivable                                  5,271      129,649
  Accounts receivable, net                                     82,484      105,595
  Film contract rights                                        129,076      121,135
  Prepaid expenses and other current assets                    63,590       57,312
                                                          -----------  -----------
    Total current assets                                    1,910,311    1,858,808
                                                          -----------  -----------
INVESTMENTS                                                    89,641       89,662
                                                          -----------  -----------
FILM CONTRACT RIGHTS, less current portion                    119,325       43,978
                                                          -----------  -----------
PROPERTY AND EQUIPMENT, net                                    66,666       67,191
                                                          -----------  -----------
INTANGIBLE ASSETS                                             457,297      460,793
                                                          -----------  -----------
OTHER ASSETS                                                   42,482       31,777
                                                          -----------  -----------
                                                          $ 2,685,722  $ 2,552,209
                                                          ===========  ===========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
CURRENT LIABILITIES:
  Film contracts payable within one year                  $   118,021  $   107,913
  Accounts payable and accrued expenses                       146,866      145,976
  Income taxes payable                                         52,582       24,512
                                                          -----------  -----------
    Total current liabilities                                 317,469      278,401
                                                          -----------  -----------
FILM CONTRACTS PAYABLE AFTER ONE YEAR                         171,282      101,471
                                                          -----------  -----------
OTHER LONG-TERM LIABILITIES                                    17,446       16,741
                                                          -----------  -----------
MINORITY INTEREST                                             560,590      553,394
                                                          -----------  -----------
COMMITMENTS AND CONTINGENCIES (NOTE 7)
SHAREHOLDERS' INVESTMENT:
  Convertible preferred stock - $1.40 dividend; currently
   authorized 232,537 shares; outstanding 232,537 and
   232,809 shares                                               4,069         4,075
  Class B common stock - par value $.50 per share;
   currently authorized 50,000,000 shares; outstanding
   7,748,672 and 7,832,694 shares                               3,874         3,916
  Common stock - par value $.50 per share; currently
   authorized 100,000,000 shares; outstanding
   27,298,974 and 27,167,559 shares                            14,440        14,375
  Capital surplus                                             491,688       490,001
  Retained earnings                                         1,101,400     1,087,149
  Accumulated other comprehensive income                        3,464         2,686
                                                          -----------   -----------
                                                            1,618,935     1,602,202
                                                          -----------   -----------
                                                          $ 2,685,722   $ 2,552,209
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

                     CHRIS-CRAFT INDUSTRIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          (In thousands of dollars except per share data)
                           (UNAUDITED)
          -----------------------------------------------

                                                   Three Months
                                                  Ended March 31,
                                               --------------------
                                                  2001       2000
                                               ---------  ---------
OPERATING REVENUES                             $ 112,810  $ 127,834
                                               ---------  ---------
OPERATING EXPENSES:
 Television expenses                              59,817     56,293
 Cost of goods sold                                4,377      3,483
 Selling, general and administrative              40,054     39,233
                                               ---------  ---------
                                                 104,248     99,009
                                               ---------  ---------
    Operating income                               8,562     28,825
                                               ---------  ---------
OTHER INCOME (EXPENSE):
  Interest and other income, net                  27,020     20,533
  Equity loss and other related to United
   Paramount Network                                -       (35,696)
                                               ---------  ---------
                                                  27,020    (15,163)
                                               ---------  ---------
    Income before income taxes
      and minority interest                       35,582     13,662

INCOME TAX PROVISION                              15,100      6,000
                                               ---------  ---------
    Income before minority interest               20,482      7,662

MINORITY INTEREST                                 (6,069)    (4,727)
                                               ---------  ---------
    Net income                                 $  14,413  $   2,935
                                               =========  =========
Earnings per share:
  Basic                                        $     .41  $     .08
                                               =========  =========
  Diluted                                      $     .32  $     .07
                                               =========  =========

        The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                  CHRIS-CRAFT INDUSTRIES, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (In thousands of dollars)
                          (UNAUDITED)
        -----------------------------------------------
                                                     Three Months
                                                    Ended March 31,
                                                 --------------------
                                                    2001       2000
                                                 ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                      $  14,413  $   2,935
 Adjustments to reconcile net income to net
  cash provided from operating activities:
    Film contract payments                         (26,244)   (27,092)
    Film contract amortization                      29,702     25,378
    Depreciation and other amortization              6,495      6,336
    Equity loss and other related to
      United Paramount Network                        -        35,696
    Minority interest                                6,069      4,727
    Other                                           (3,266)    (1,799)
    Changes in assets and liabilities:
      Accounts receivable                           23,111     13,516
      Other assets                                  (2,394)    (6,226)
      Accounts payable and other liabilities        (4,821)    (1,928)
      Income taxes                                 137,213      2,570
                                                 ---------  ---------
           Net cash provided from
            operating activities                   180,278     54,113
                                                 ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Disposition of marketable securities, net         143,711    152,258
 Investment in United Paramount Network               -       (29,293)
 Other investments                                  (7,870)    (1,608)
 Capital expenditures, net                          (2,473)    (3,933)
 Other                                                  (3)      (384)
                                                 ---------  ---------
           Net cash provided from
            investing activities                   133,365    117,040
                                                 ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Capital transactions of subsidiaries                  984     (7,289)
 Proceeds from option exercises                      1,541      1,868
 Other                                                (163)      (182)
                                                 ---------  ---------
           Net cash provided from (used in)
            financing activities                     2,362     (5,603)
                                                 ---------  ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS          316,005    165,550

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     252,514    119,427
                                                 ---------  ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD         $ 568,519  $ 284,977
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

                    CHRIS-CRAFT INDUSTRIES, INC.
                    ----------------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        ----------------------------------------------------


1.   PRINCIPLES OF CONSOLIDATION:

     The accompanying condensed consolidated financial statements include the accounts of Chris-Craft Industries, Inc. and its subsidiaries, including Chris-Craft's majority owned (80.0% at March 31, 2001) television broadcasting subsidiary, BHC Communications, Inc., and BHC's majority owned (57.8% at March 31, 2001) subsidiary, United Television, Inc. (UTV). The pro rata interests of BHC and UTV minority shareholders in the net income of the respective companies are reflected in minority interest in the accompanying condensed consolidated statements of income. The minority shareholders' interests in the net assets of BHC and UTV are reflected as minority interest in the accompanying condensed consolidated balance sheets. Intercompany accounts and transactions have been eliminated.

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

     At March 31, 2001, Chris-Craft's marketable securities consisted of U.S. Government securities, which had a cost of $970,973,000 and a fair value of $974,421,000, and equity securities, which had a cost of $83,297,000 and a fair value of $86,950,000. The difference between aggregate cost and fair value of $7,101,000 ($3,464,000, net of income taxes and minority interests) is reflected as an increase to shareholders' investment in the accompanying condensed consolidated balance sheet. Of the investments in U.S. Government securities, 97% mature within one year and all within 18 months.

     At December 31, 2000, Chris-Craft's marketable securities consisted of U.S. Government securities, which had a cost of $1,091,231,000 and a fair value of $1,092,975,000, and equity securities, which had a cost of $95,909,000 and a fair value of $99,628,000. The difference between aggregate cost and fair value of $5,463,000 ($2,686,000, net of income taxes and minority interests) is reflected as an increase to shareholders' investment in the accompanying condensed consolidated balance sheet.


3.   UNITED PARAMOUNT NETWORK:

     In July 1994, BHC, along with Viacom Inc.'s Paramount Television Group, formed the United Paramount Network, a broadcast television network which premiered in January 1995. BHC owned 100% of UPN from its inception through January 15, 1997, when Viacom completed the exercise of its option to acquire a 50% interest in UPN, and, accordingly, BHC and Viacom thereafter shared equally in UPN's losses and funding requirements. On March 31, 2000, BHC sold its remaining 50% interest in UPN to Viacom. As a result of the sale, BHC has no further ownership interest in the network or obligation to fund UPN's operations. Equity loss and other related to United Paramount Network in the accompanying income statements totalled $35,696,000 for the three months ended March 31, 2000 and includes equity loss in UPN of $22,574,000, loss on sale of BHC's interest in UPN of $11,347,000, and related expenses of $1,775,000.


4.   SHAREHOLDERS' INVESTMENT:

     During the three months ended March 31, 2001, 84,022 shares of Class B common stock were converted into 84,022 shares of common stock, and 272 shares of $1.40 convertible preferred stock were converted into 9,768 shares of common stock. In addition, 37,625 shares of common stock were issued upon exercise of stock options. As of March 31, 2001, 586,602 shares of common stock remained authorized for purchase by Chris-Craft; however, Chris-Craft's merger agreement with News Corp. (see Note 10) prohibits any such purchases while the agreement is in effect.

     As of March 31, 2001, shares of Chris-Craft's authorized but unissued common stock were reserved for issuance as follows:

                                                        Shares
                                                      ----------
    Conversion of Class B common stock                 7,748,672
    Conversion of $1.40 convertible preferred stock    8,354,889*
    Stock options (including options
      outstanding for 3,591,761 shares)                3,591,761
                                                      ----------
                                                      19,695,322
                                                      ==========
         *Including Class B common shares.

5.   COMPREHENSIVE INCOME:

     Other comprehensive income includes only unrealized gains and losses on marketable securities classified as available-for-sale (see
Note 2), net of a reclassification adjustment for gains included in net income. Comprehensive income is as follows (in thousands):

                                             Three Months
                                                Ended
                                               March 31,
                                           ----------------
                                             2001    2000
                                           -------  -------
Net income                                 $14,413  $ 2,935
Other comprehensive income, net
 of taxes and minority interests               778    1,526
                                           -------  -------
Comprehensive income                       $15,191  $ 4,461
                                           =======  =======

6.   CAPITAL TRANSACTIONS OF SUBSIDIARIES:

     Since April 1990, BHC's Board of Directors has authorized the purchase of up to 7,081,087 Class A common shares. Through December 31, 1998, 6,895,590 shares were purchased for a total cost of $516.5 million. No additional shares have been purchased by BHC since December 31, 1998 and, at March 31, 2001, 185,497 Class A common shares remained authorized for purchase. From January 1, 1999 through March 31, 2001, UTV purchased 8,400 of its common shares at an aggregate cost of $828,000. No shares were purchased by UTV during the first quarter of 2001. BHC's and UTV's merger agreements with News Corp. (see Note 10) prohibit any such purchases while the agreements are in effect.

     Such purchases, together with proceeds from the exercise of UTV stock options, BHC's special $2.00 per share dividend in 2000 and UTV's $.50 per share dividend in 2000, are reflected in capital transactions of subsidiaries in the accompanying condensed consolidated statements of cash flows, net of intercompany eliminations and minority interests.

7.   COMMITMENTS AND CONTINGENCIES:

     Commitments of Chris-Craft's television stations for film contracts entered into but not available for broadcasting at March 31, 2001 aggregated approximately $189.6 million, including $89.6 million applicable to UTV.

     As set forth in Note 9 of Notes to Consolidated Financial Statements in Chris-Craft's 2000 Annual Report on Form 10-K, Chris-Craft has been named as a defendant (or a "potentially responsible party") in certain actions seeking recovery for environmental damage allegedly related to (i) the activities (discontinued since 1983) of 50% owned Montrose Chemical Corporation of California ("Montrose California") and (ii) the activities of Montrose Chemical Co., a predecessor company to Chris-Craft. Chris-Craft does not presently consider liability to be "probable" in any of the Montrose California related matters and is unable to determine at this stage if it could have any liability regarding Montrose Chemical Co. Accordingly, no amount has been reserved in Chris-Craft's financial statements relating to these matters.

     In April 1999, a jury awarded damages totalling $7.3 million (approximately $9 million including interest and legal fees through March 31, 2001) to a former WWOR employee who filed suit alleging discrimination by the station. The station and its counsel believe the award to be unjustified and have filed an appeal which was heard in March 2001. The appeal is pending. It is not possible to reasonably estimate the amount, if any, which ultimately will be paid. Accordingly, no amount has been reserved in Chris-Craft's financial statements relating to this matter.

     UTV remains obligated for possible future consideration relating to the 1999 purchase of WRBW in Orlando, Florida, of up to $25 million.

     There are contingent fees due upon the completion of the merger described in Note 10.

8.   EARNINGS PER SHARE:

     Computations of earnings per share are as follows (in thousands of dollars except per share amounts):
                                              Three Months
                                             Ended March 31,
                                          ----------------------
                                             2001        2000
BASIC:                                    ----------  ----------
------
Weighted average common and Class B
 common shares outstanding                35,027,037  34,820,757
                                          ==========  ==========
Net income                                $   14,413  $    2,935
Less:  Preferred stock dividends                 (81)       (100)
                                          ----------  ----------
Income available to common shareholders   $   14,332  $    2,835
                                          ==========  ==========
Basic earnings per share                  $      .41  $      .08
                                          ==========  ==========

DILUTED:
--------
Weighted average common and Class B
 common shares outstanding                35,027,037  34,820,757
Assumed conversion of $1.40
  preferred stock                          8,357,116   8,419,957
Assumed exercise of stock options            948,972     844,611
                                          ----------  ----------
Total shares used in computation          44,333,125  44,085,325
                                          ==========  ==========
Income available to common shareholders   $   14,332  $    2,835
Convertible preferred stock dividend              81          82
Dilution of UTV net income from
 UTV stock options                               (10)        (14)
                                          ----------  ----------
Income available assuming dilution        $   14,403  $    2,903
                                          ==========  ==========
Diluted earnings per share                $      .32  $      .07
                                          ==========  ==========

9.   SEGMENT REPORTING:

     Chris-Craft has two reportable segments, the Television Division and the Industrial Division.

     Operating revenues and operating income for the first quarter of 2001 and 2000 are as follows (in thousands):

                         Operating Revenues         Operating Income
                         ------------------        ------------------
                           2001      2000            2001      2000
                         --------  --------        --------  --------
  Television Division    $106,103  $121,966        $ 12,075  $ 32,943
  Industrial Division       6,707     5,868           1,134     1,305
  Corporate and other        -         -             (4,647)   (5,423)
                         --------  --------        --------  --------
                         $112,810  $127,834        $  8,562  $ 28,825
                         ========  ========        ========  ========


10.  PENDING MERGER:

     As reported in Chris-Craft's Current Report on Form 8-K, dated August 23, 2000, Chris-Craft, BHC, and UTV have each agreed to be acquired by The News Corporation Limited ("News Corp.") for consideration consisting of cash and News Corp. preferred American depositary shares. Subject to limitations set forth in the respective merger agreements, Chris-Craft, BHC and UTV shareholders may elect to receive the consideration as all cash, all stock or a combination thereof. Shareholders of each of Chris-Craft, BHC and UTV approved the mergers at special meetings of shareholders held on April 24, 2001. The only matter considered at the Chris-Craft special meeting was the approval and adoption of the Agreement and Plan of Merger dated August 13, 2000, as amended, among Chris-Craft, News Corp., News Publishing Australia Limited and Fox Television Holdings, Inc. This matter was approved, with the following votes cast:

Common Stockholders:

                    For             Against
                    ---             -------
                102,248,357        2,126,018

Convertible Preferred Stockholders:

                    For             Against
                    ---             -------
                 54,946,304          59,724

     Consummation of each transaction is subject to receipt of Federal Communications Commission approval and satisfaction of other customary conditions. The parties anticipate that the transactions will be completed in the first half of 2001.

                  CHRIS-CRAFT INDUSTRIES, INC.
                  ----------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
        CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------

Liquidity and Capital Resources
-------------------------------

     Chris-Craft's financial position continues to be strong and highly liquid at March 31, 2001. Cash and marketable securities totalled $1.63 billion most of which are held by BHC Communications, Inc., Chris-Craft's 80.0% owned television broadcasting subsidiary. Chris-Craft has no debt outstanding.

     Chris-Craft's operating cash flow is generated primarily by its Television Division's core television station group. Broadcast cash flow reflects station operating income plus depreciation and film contract amortization less film contract payments. The relationship between film contract payments and related amortization may vary greatly between periods (amortization exceeded payments by $3.5 million in the three month period ended March 31, 2001 and payments exceeded amortization by $1.7 million in the corresponding 2000 period), and is dependent upon the mix of programs aired and payment terms of the stations' contracts. Reflecting such amounts, broadcast cash flow in the first three months of 2001 decreased 41%, while station earnings decreased 57%, as explained below. Although broadcast cash flow is often used in the broadcast television industry as an ancillary measure, it is not synonymous with operating cash flow computed in accordance with generally accepted accounting principles, and should not be considered alone or as a substitute for measures of performance computed in accordance with generally accepted accounting principles.

     Chris-Craft's cash flow additionally reflects earnings associated with its cash and marketable securities. Such balances rose to $1.63 billion at March 31, 2001, from $1.45 billion at December 31, 2000. Such $185 million increase reflects three months operating cash flow of $180.2 million, including the receipt by BHC of $126.1 million from the settlement with the Internal Revenue Service of a previously denied refund claim.

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

     Since April 1990, BHC's Board of Directors has authorized the purchase of up to 7,081,087 Class A common shares. Through December 31, 1998, 6,895,590 shares were purchased for a total cost of $516.5 million. No additional shares have been purchased by BHC since December 31, 1998 and, at March 31, 2001, 185,497 Class A common shares remained authorized for purchase. From January 1, 1999 through March 31, 2001, UTV purchased 8,400 of its common shares for a total cost of $828,000. No shares were purchased by UTV during the first three months of 2001, and 721,249 shares remain authorized for purchase. BHC's and UTV's merger agreements with News Corp. (see Note
10) prohibit any such purchases while the agreements are in effect.

     In July 1994, BHC, along with Viacom Inc.'s Paramount Television Group, formed UPN, a broadcast television network that premiered in January 1995. BHC owned 100% of UPN from its inception through January 15, 1997, when Viacom completed the exercise of its option to acquire a 50% interest in UPN, and, accordingly, BHC and Viacom thereafter shared equally in UPN losses and funding requirements. On March 31, 2000, BHC sold its remaining 50% interest in UPN to Viacom for $5 million. The $11.3 million pretax loss on the sale, together with BHC's final share of UPN's losses, were reflected in Chris-Craft's 2000 first quarter operating results. As a result of the sale, BHC has no remaining financial obligation to UPN.

     Chris-Craft's television stations make commitments for programming that will not be available for telecasting until future dates. At March 31, 2001, commitments for such programming totalled approximately $189.6 million, including $89.6 million applicable to UTV. Chris-Craft's capital expenditures generally have not been material in relation to its financial position, and the related capital expenditure commitments at March 31, 2001 were not material. Chris-Craft stations are continuing the process of converting to digital television (DTV). The conversion requires the purchase of digital transmitting equipment to telecast over newly assigned frequencies. Six of Chris-Craft's ten stations have made the initial conversion to DTV signal transmission. This conversion rollout is expected to take a number of years and will be subject to competitive market conditions. Chris-Craft expects that its expenditures for future film contract commitments and capital requirements for its present business, including the cost to convert to DTV, will be satisfied primarily from operations, marketable securities or cash balances.

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

     As reported in Chris-Craft's Current Report on Form 8-K, dated August 23, 2000, Chris-Craft, BHC, and UTV have each agreed to be acquired by The News Corporation Limited ("News Corp.") for consideration consisting of cash and News Corp. preferred American depositary shares. Subject to limitations set forth in the respective merger agreements, Chris-Craft, BHC and UTV shareholders may elect to receive the consideration as all cash, all stock or a combination thereof. Shareholders of each of Chris-Craft, BHC and UTV approved the mergers at special meetings of shareholders held on April 24, 2001. Consummation of each transaction is subject to receipt of Federal Communications Commission approval, and satisfaction of other customary conditions. The parties anticipate that the transactions will be completed in the first half of 2001.

Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------

     Chris-Craft is subject to certain market risk relating to its marketable securities holdings, which are all held for other than trading purposes. The table below provides information as of March 31, 2001 about the U.S. Government securities which are subject to interest rate sensitivity and the equity securities which are subject to equity market sensitivity.

(in thousands)
                                        Cost            Fair Value
                                        ----            ----------

  U.S. Government securities         $   970,973        $   974,421
  Equity securities                  $    83,297        $    86,950

Results of Operations
---------------------

     Chris-Craft net income in the first quarter of 2001 totalled $14,413,000, or $.41 per share ($.32 per share diluted), compared to net income in last year's first quarter of $2,935,000, or $.08 per share ($.07 per share diluted). The increase in net income primarily reflects the elimination of losses attributable to the former 50% interest in United Paramount Network held by BHC. BHC sold its UPN interest in the first quarter of 2000.

     Operating revenues and operating income for the first quarters ended March 31, 2001 and 2000 are as follows (in thousands):

                         Operating Revenues         Operating Income
                         ------------------        ------------------
                           2001      2000            2001      2000
                         --------  --------        --------  --------
  Television Division    $106,103  $121,966        $ 12,075  $ 32,943
  Industrial Division       6,707     5,868           1,134     1,305
  Corporate and other        -         -             (4,647)   (5,423)
                         --------  --------        --------  --------
                         $112,810  $127,834        $  8,562  $ 28,825
                         ========  ========        ========  ========

     Operating revenues at the Television Division's station group fell 13%, to $104,135,000 from the prior year's $119,654,000. The revenue decrease reflected a general weakness in advertiser expenditures throughout the television industry. Station earnings declined to $15,996,000, from last year's $36,815,000, reflecting the weak revenues and a 7% increase in programming expenses. Television Division operating income, which additionally reflects non-broadcasting operations and corporate office expenses of BHC and UTV, declined to $12,075,000 from $32,943,000.

     Industrial Division recorded first quarter operating income of $1,134,000 compared to last year's $1,305,000, as a less favorable sales mix and an increase in operating expenses more than offset a 14% increase in revenues. First quarter consolidated operating income declined to $8,562,000 from $28,825,000.

     Interest and other income, which consists mostly of amounts earned on Chris-Craft's consolidated cash and marketable securities holdings, rose to $27,020,000 in the first quarter from $20,533,000 last year.

     Minority interest reflects the interest of shareholders other than Chris-Craft in the net income of BHC, 80% owned by Chris-Craft at March 31, 2001 and March 31, 2000, respectively, and the interest of shareholders other than BHC in the net income of UTV, 57.8% and 57.9% owned by BHC at March 31, 2001 and March 31, 2000, respectively.


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

                  CHRIS-CRAFT INDUSTRIES, INC.
                  ----------------------------
                   PART II. OTHER INFORMATION
                   --------------------------

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K.
           ---------------------------------

     (a) The registrant filed a report on Form 8-K on March 21, 2001, reporting on item numbers 5 and 7.

     (b) The registrant filed a report on Form 8-K on April 12, 2001, reporting on item numbers 5 and 7.

     (c) The registrant filed a report on Form 8-K on April 24, 2001, reporting on item numbers 5 and 7.

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

Date: May 15, 2001